Form 10-Q
period 2012-01-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2012-03-12
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-35304

CurrencyShares® Chinese Renminbi Trust

Sponsored by Rydex Specialized Products LLC,

d/b/a Rydex Investments

(Exact name of registrant as specified in its charter)

New York	No. 45-6344265
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

805 King Farm Boulevard, Suite 600 Rockville, Maryland	20850
(Address of principal executive offices)	(Zip Code)

(301) 296-5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at January 31, 2012 and October 31, 2011	2

Statement of Income and Comprehensive Income for the three months ended January 31, 2012	3

Statements of Changes in Shareholders’ Equity for the three months ended January 31, 2012 and the period from August 16, 2011 (Date of Inception) to October 31, 2011	4

Statement of Cash Flows for the three months ended January 31, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	January 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,931,375	$7,821,666
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	683	608

Total Current Assets	$7,932,058	$7,822,274

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,687	$2,400

Total Current Liabilities	2,687	2,400

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,929,371	7,819,874
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,932,058	$7,822,274

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Income and Comprehensive Income

(Unaudited)

Three months ended January 31, 2012
Income
Interest Income	$2,012

Total Income	2,012

Expenses
Sponsor’s fee	(7,914)

Total Expenses	(7,914)
Net Loss	$(5,902)

Other Comprehensive Loss:
Currency translation adjustment	(46)

Total Comprehensive Loss	$(5,948)

Basic and Diluted Earnings per Share	$(0.06)
Weighted-average Shares Outstanding	100,000
Cash Dividends per Share	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2012 (Unaudited)	August 16, 2011 [Date of Inception] to October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(5,902)	(1,780)
Adjustment of redeemable capital shares to redemption value	5,902	1,780

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(46)	(11)
Adjustment of redeemable capital shares to redemption value	46	11

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

Three months ended January 31, 2012
Cash flows from operating activities
Cash received for accrued income	$1,946
Cash paid for expenses	(7,663)

Net cash used in operating activities	(5,717)

Cash flows from financing activities
Net cash provided by financing activities	—

Adjustment to period cash flows due to currency movement	115,426

Increase in cash	109,709
Cash at beginning of period	7,821,666

Cash at end of period	$7,931,375

Reconciliation of net loss to net cash used in operating activities

Net Loss	(5,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(683)
Prior period receivable from accrued interest	608
Currency translation adjustment	(27)
Accrued sponsor fee	2,687
Prior period accrued sponsor fee	(2,400)

Net cash used in operating activities	$(5,717)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Notes to Financial Statements

(Unaudited)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 13, 2012.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4 below. For NAV calculation purposes, Chinese Renminbi Deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi /U.S. Dollar (“USD”) exchange rate as determined and published by The World Markets Company PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Chinese Renminbi in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial statement is translated from Chinese Renminbi to USD. The Closing Spot Rate on the last day of the period is used for translation in the statement of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of income and comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

The Sponsor’s fee accrues daily and is payable monthly. For U.S. federal income tax purposes, an accrual-basis U.S. Shareholder generally will be required to take into account as an expense its allocable portion of the USD-equivalent of the amount of the Sponsor’s fee that is accrued on each day, with such USD-equivalent being determined by the currency exchange rate that is in effect on the respective day. To the extent that the currency exchange rate on the date of payment of the accrued amount of the Sponsor’s fee differs from the currency exchange rate in effect on the day of accrual, the U.S. Shareholder will recognize a currency gain or loss for U.S. federal income tax purposes.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the three months ended January 31, 2012, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions, and there were Chinese Yuan withdrawals (to pay expenses) of 36,301 resulting in an ending Chinese Yuan principal balance of 49,963,699. This equates to 7,931,375 USD. For the period August 16, 2011 (date of inception) to October 31, 2011, there were Chinese Yuan principal deposits of 50,000,500 and Chinese Yuan principal redemptions of 500, resulting in an ending Chinese Yuan principal balance of 50,000,000. This equates to 7,821,666 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2012 (Unaudited)		August 16, 2011 [Date of Inception] to October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$7,819,874	—	$—
Shares issued	—	—	100,001	7,773,288
Shares redeemed	—	—	(1)	(77)
Adjustment to period Shares due to currency movement and other	—	109,497	—	46,663

Ending balance	100,000	$7,929,371	100,000	$7,819,874

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Chinese Renminbi held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculate the value of the Chinese Renminbi in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Sponsor determines that such price is inappropriate to use as the basis for the valuation. If the Sponsor determines the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Chinese Renminbi, the Sponsor will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

All of the Trust’s Chinese Renminbi are held by the Depository. Accordingly, a risk associated with the concentration of the Trust’s assets in accounts held by a single financial institution exists and increases the potential for loss by the Trust and the Trust’s beneficiaries in the event that the Depository becomes insolvent

8.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook” and “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Chinese Renminbi, as the value of the Shares relates directly to the value of the Chinese Renminbi held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

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

Trust Overview

The CurrencyShares® Chinese Renminbi Trust (the “Trust”) is a grantor trust that was formed on August 16, 2011. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Chinese Renminbi and distributes Chinese Renminbi in connection with the redemption of Baskets. The Shares began trading on NYSE Arca under the ticker symbol “FXCH” on October 4, 2011.

The Trust is a passive investment vehicle. The Trust does not have any officers, directors or employees. The investment objective of the Trust is for the Shares to reflect the price of Chinese Renminbi plus accrued interest, less the expenses of the Trust’s operations. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of Chinese Renminbi.

Definition of Net Asset Value

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Movements in the Price of Chinese Renminbi

The investment objective of the Trust is for the Shares to reflect the price of the Chinese Renminbi plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Chinese Renminbi. Each outstanding Share represents a proportional interest in the Chinese Renminbi held by the Trust. The following chart provides recent trends on the price of the Chinese Renminbi. The chart illustrates movements in the price of Chinese Renminbi in USD and is based on the Closing Spot Rate.

Closing Spot Rate

NAV per Share; Valuation of the Chinese Renminbi

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 500 Chinese Renminbi:

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2012 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXCH Daily Rate

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

In addition to the description below, please refer to Note 2 to the consolidated financial statements for further discussion of our accounting policies.

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

During the three months ended January 31, 2012, no Shares were created and no Shares were redeemed. In addition, 36,301 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2012, the number of Chinese Yuan owned by the Trust was 49,963,699, resulting in a redeemable capital Share value of $7,931,375.

Interest income earned for the period ended January 31, 2012 was $2,012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. The Sponsor’s fee paid for the three months ended January 31, 2012 was $7,914. The only expense of the Trust during the three months ended January 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2012 was $5,902, due to the Sponsor’s fee of 7,914 exceeding interest income of $2,012.

No cash dividends per Share were paid for the period ended October 31, 2011 as the Trust’s income did not exceed the Trust’s expenses.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4.	Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 13, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

4.1	Global Amendment to Depository Trust Agreement.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Rydex Specialized Products LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: March 12, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)