Form 10-Q
period 2012-04-30
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2012-06-11
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission File Number 001-35304

CurrencyShares® Chinese Renminbi Trust

Sponsored by Guggenheim Specialized Products, LLC,

d/b/a Guggenheim Investments

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2012 and October 31, 2011	2

Statement of Income and Comprehensive Income for the three months ended April 30, 2012 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2012 and the period from August 16, 2011 (Date of Inception) to October 31, 2011	4

Statement of Cash Flows for the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	April 30, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,924,270	$7,821,666
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	660	608

Total Current Assets	$7,924,930	$7,822,274

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,598	$2,400

Total Current Liabilities	2,598	2,400

Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,922,332	7,819,874
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,924,930	$7,822,274

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Income and Comprehensive Income

(Unaudited)

	Three months ended April 30, 2012	Six months ended April 30, 2012
Income
Interest Income	$1,738	$3,750

Total Income	1,738	3,750

Expenses
Sponsor’s fee	(6,880)	(14,794)

Total Expenses	(6,880)	(14,794)
Net Loss	$(5,142)	$(11,044)

Other Comprehensive Loss:
Currency translation adjustment	(5)	(51)

Total Comprehensive Loss	$(5,147)	$(11,095)

Basic and Diluted Earnings per Share	$(0.06)	$(0.12)
Weighted-average Shares Outstanding	88,333	94,231
Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2012 (Unaudited)	August 16, 2011 [Date of Inception] to October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(11,044)	(1,780)
Adjustment of redeemable capital shares to redemption value	11,044	1,780

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(51)	(11)
Adjustment of redeemable capital shares to redemption value	51	11

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

Six months ended April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$3,707
Cash paid for expenses	(14,634)

Net cash used in operating activities	(10,927)

Cash flows from financing activities
Cash received to purchase redeemable shares	3,945,375
Cash paid to redeem redeemable shares	(3,946,006)

Net cash used in financing activities	(631)

Adjustment to period cash flows due to currency movement	114,162

Increase in cash	102,604
Cash at beginning of period	7,821,666

Cash at end of period	$7,924,270

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(11,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(660)
Prior period receivable from accrued interest	608
Currency translation adjustment	(29)
Accrued sponsor fee	2,598
Prior period accrued sponsor fee	(2,400)

Net cash used in operating activities	$(10,927)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Notes to Financial Statements

(Unaudited)

1.	Organization and Description of the Trust

The CurrencyShares® Chinese Renminbi Trust (the “Trust”) was formed under the laws of the State of New York on August 16, 2011. On August 16, 2011, Guggenheim Specialized Products, LLC (formerly known as Rydex Specialized Products LLC) d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 500 Chinese Yuan in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the six months ended April 30, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 24,969,635 and Chinese Yuan withdrawals (to pay expenses) of 69,142, resulting in an ending Chinese Yuan principal balance of 49,926,862. This equates to 7,924,270 USD. For the period from August 16, 2011 (date of inception) to October 31, 2011, there were Chinese Yuan principal deposits of 50,000,500 and Chinese Yuan principal redemptions of 500, resulting in an ending Chinese Yuan principal balance of 50,000,000. This equates to 7,821,666 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2012 (Unaudited)		August 16, 2011 [Date of Inception] to October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$7,819,874	—	$—
Shares issued	50,000	3,945,375	100,001	7,773,288
Shares redeemed	(50,000)	(3,946,006)	(1)	(77)
Adjustment to period Shares due to currency movement and other	—	103,089	—	46,663

Ending balance	100,000	$7,922,332	100,000	$7,819,874

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

Cautionary Statement Regarding Forward-Looking Information

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements can be identified by words such as “anticipate,” “expect,” “intend,” “plan,” “believe,” “seek,” “outlook”, “estimate” and other similar words. Forward-looking statements are based upon our current expectations and beliefs concerning future developments and their potential effects on us. Such forward-looking statements are not guarantees of future performance. Various factors may cause our actual results to differ materially from those expressed in our forward-looking statements. These factors include fluctuations in the price of the Chinese Renminbi, as the value of the Shares relates directly to the value of the Chinese Renminbi held by the Trust and price fluctuations could materially adversely affect an investment in the Shares. Readers are urged to review the “Risk Factors” section contained in the Trust’s most recent annual report on Form 10-K for a description of other risks and uncertainties that may affect an investment in the Shares.

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”), nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2012 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXCH Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2011.

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

During the six months ended April 30, 2012, 50,000 Shares were created in exchange for 24,965,639 Chinese Yuan and 50,000 Shares were redeemed in exchange for 24,969,635 Chinese Yuan. In addition, 69,142 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2012, the number of Chinese Yuan owned by the Trust was 49,926,862, resulting in a redeemable capital Share value of $7,922,332.

An increase in the Trust’s redeemable capital Share value from $7,819,874 at October 31, 2011 to $7,922,332 at April 30, 2012 was primarily the result of an increase in the Closing Spot Rate from 0.15643 at October 31, 2011 to 0.15872 at April 30, 2012.

Interest income was $1,738 for the three months ended April 30, 2012 and $3,750 for the six months ended April 30, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. The Sponsor’s fee was $6,880 for the three months ended April 30, 2012 and $14,794 for the six months ended April 30, 2012. The only expense of the Trust during the three months and six months ended April 30, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2012 was $5,142 due to the Sponsor’s fee of $6,880 exceeding interest income of $1,738. The Trust’s net loss for the six months ended April 30, 2012 was $11,044 due to the Sponsor’s fee of $14,794 exceeding interest income of $3,750.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012 and the six months ended April 30, 2012 as the Trust’s income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

(a) None.

(b) Not applicable.

(c) During the quarter ended April 30, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
02/01/2012 – 02/29/2012	50,000	$79.31
03/01/2012 – 03/31/2012	—	$—
04/01/2012 – 04/30/2012	—	$—

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	(Removed and Reserved)

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: June 11, 2012		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)