Form 10-Q
period 2012-07-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2012-09-10
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at July 31, 2012 and October 31, 2011	2

Statement of Income and Comprehensive Income for the three months ended July 31, 2012 and the nine months ended July 31, 2012	3

Statements of Changes in Shareholders’ Equity for the nine months ended July 31, 2012 and the period from August 16, 2011 (Date of Inception) to October 31, 2011	4

Statement of Cash Flows for the nine months ended July 31, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. (Removed and Reserved)	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	July 31, 2012 (Unaudited)	October 31, 2011
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$3,913,290	$7,821,666
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	337	608

Total Current Assets	$3,913,627	$7,822,274

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,326	$2,400

Total Current Liabilities	1,326	2,400

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 50,000 and 100,000 issued and outstanding, respectively	3,912,301	7,819,874
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,913,627	$7,822,274

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Income and Comprehensive Income

(Unaudited)

	Three months ended July 31, 2012	Nine months ended July 31, 2012
Income
Interest Income	$1,309	$5,059

Total Income	1,309	5,059

Expenses
Sponsor’s fee	(4,935)	(19,729)

Total Expenses	(4,935)	(19,729)

Net Loss	$(3,626)	$(14,670)

Other Comprehensive Income/(Loss):
Currency translation adjustment	12	(39)

Total Comprehensive Loss	$(3,614)	$(14,709)

Basic and Diluted Earnings per Share	$(0.06)	$(0.18)
Weighted-average Shares Outstanding	61,957	83,394

Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2012 (Unaudited)	August 16, 2011 [Date of Inception] to October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(14,670)	(1,780)
Adjustment of redeemable capital shares to redemption value	14,670	1,780

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(39)	(11)
Adjustment of redeemable capital shares to redemption value	39	11

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

Nine months ended July 31, 2012
Cash flows from operating activities
Cash received for accrued income	$5,332
Cash paid for expenses	(20,811)

Net cash used in operating activities	(15,479)

Cash flows from financing activities
Cash received to purchase redeemable shares	3,939,750
Cash paid to redeem redeemable shares	(7,878,081)

Net cash used in financing activities	(3,938,331)

Adjustment to period cash flows due to currency movement	45,434

Decrease in cash	(3,908,376)
Cash at beginning of period	7,821,666

Cash at end of period	$3,913,290

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(14,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(337)
Prior period receivable from accrued interest	608
Currency translation adjustment	(6)
Accrued sponsor fee	1,326
Prior period accrued sponsor fee	(2,400)

Net cash used in operating activities	$(15,479)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the nine months ended July 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 98,087, resulting in an ending Chinese Yuan principal balance of 24,945,268. This equates to 3,913,290 USD. For the period from August 16, 2011 (date of inception) to October 31, 2011, there were Chinese Yuan principal deposits of 50,000,500 and Chinese Yuan principal redemptions of 500, resulting in an ending Chinese Yuan principal balance of 50,000,000. This equates to 7,821,666 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2012 (Unaudited)		August 16, 2011 [Date of Inception] to October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$7,819,874	—	$—
Shares issued	50,000	3,939,750	100,001	7,773,288
Shares redeemed	(100,000)	(7,878,081)	(1)	(77)
Adjustment to period Shares due to currency movement and other	—	30,758	—	46,663

Ending balance	50,000	$3,912,301	100,000	$7,819,874

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2012 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2012.

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

During the nine months ended July 31, 2012, 50,000 Shares were created in exchange for 24,965,639 Chinese Yuan and 100,000 Shares were redeemed in exchange for 49,922,284 Chinese Yuan. In addition, 98,087 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2012, the number of Chinese Yuan owned by the Trust was 24,945,268, resulting in a redeemable capital Share value of $3,912,301.

A decrease in the Trust’s redeemable capital Share value from $7,819,874 at October 31, 2011 to $3,912,301 at July 31, 2012 was primarily the result of a decrease in the Shares outstanding from 100,000 at October 31, 2011 to 50,000 at July 31, 2012. The decrease in the Trust’s redeemable capital Share value was partially offset by an increase in the Closing Spot Rate from 0.15643 at October 31, 2011 to 0.15688 at July 31, 2012.

Interest income was $1,309 for the three months ended July 31, 2012 and $5,059 for the nine months ended July 31, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. The Sponsor’s fee was $4,935 for the three months ended July 31, 2012 and $19,729 for the nine months ended July 31, 2012. The only expense of the Trust during the three months and nine months ended July 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2012 was $3,626 due to the Sponsor’s fee of $4,935 exceeding interest income of $1,309. The Trust’s net loss for the nine months ended July 31, 2012 was $14,670 due to the Sponsor’s fee of $19,729 exceeding interest income of $5,059.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and the nine months ended July 31, 2012 as the Trust’s income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) During the quarter ended July 31, 2012, 1 Basket (50,000 Shares registered pursuant to Section 12 of the Securities Exchange Act of 1934) was redeemed by the Trust, as follows:

Period	Total Number of Registered Shares Redeemed	Average Price Per Share
05/01/2012 – 05/31/2012	50,000	$78.79
06/01/2012 – 06/30/2012	—	$—
07/01/2012 – 07/31/2012	—	$—

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

CURRENCYSHARES® CHINESE RENMINBI TRUST
	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: September 10, 2012		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)