Form 10-K
period 2012-10-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2013-01-14
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of registrant’s common stock held by non-affiliates of the registrant, based upon the closing price of a share of the registrant’s common stock on April 30, 2012 as reported by the NYSE Arca on that date: $7,994,000.

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

The Sponsor

The Sponsor of the Trust generally oversees the performance of the Trustee and the Trust’s principal service providers, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor is Guggenheim Specialized Products, LLC, a Delaware limited liability company. The Sponsor changed its name from Rydex Specialized Products LLC as of March 30, 2012.

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $23,695 for the period ended October 31, 2012.

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

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share is published by the Sponsor on each day that NYSE Arca is open for regular trading and is posted on the Trust’s website, www.currencyshares.com.

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

The Shares are designed to reflect the price of the Chinese Renminbi, plus accumulated interest, less the Trust’s expenses. Several factors may affect the price of the Chinese Renminbi, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

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

The Trustee has recently withdrawn Chinese Renminbi from the Trust to pay expenses, reducing the amount of Chinese Renminbi represented by each Share and potentially resulting in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Chinese Renminbi held by the Trust. Recently, the amount of interest earned by the Trust has not exceeded the Trust’s expenses; accordingly, the Trustee has been required to withdraw Chinese Renminbi from the Trust to pay these excess expenses. As long as the amount of interest earned does not exceed expenses, the amount of Chinese Renminbi represented by each Share will gradually decline. This is true even if additional Shares are issued in exchange for additional deposits of Chinese Renminbi into the Trust, as the amount of Chinese Renminbi required to create Shares will proportionately reflect the amount of Chinese Renminbi represented by the Shares outstanding at the time of creation. As long as the Trust’s expenses are greater than the amount of interest earned, the Shares will only maintain their original price if the price of the Chinese Renminbi increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust, there may be a delay and costs incurred in recovering the Chinese Renminbi held in the Deposit Accounts.

Chinese Renminbi deposited in the Deposit Accounts by an Authorized Participant are commingled with Chinese Renminbi deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Chinese Renminbi held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Chinese Renminbi held by the Depository and will be an unsecured creditor of the Depository with respect to the Chinese Renminbi held in the Deposit Accounts in the event of the insolvency of the Depository or the U.S. bank of which it is a branch. In the event the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Chinese Renminbi deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of a local cash correspondent, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank or with a local cash correspondent, where they are subject to English and Chinese insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. or with a local cash correspondent will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

None.

Item 4. (Removed and Reserved)

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Shares have traded on the NYSE Arca under the symbol “FXCH” since the Trust’s initial public offering on October 4, 2011. Following are the high and low sale prices of the Shares as reported by the NYSE Arca for the quarter ended October 31, 2012:

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$80.67	$78.83
April 30, 2012	$80.76	$79.65
July 31, 2012	$81.32	$78.34
October 31, 2012	$80.76	$77.00

Fiscal Year Ended October 31, 2011:	High	Low
Quarter Ended
October 31, 2011 (beginning October 4, 2011)	$79.48	$77.22

The number of record holders of Shares of the registrant as of November 30, 2012 was approximately 33.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report

The Trust did not distribute any cash dividends per Share during the fiscal year ended October 31, 2012 or during the period from August 16, 2011 (date of inception) to October 31, 2012.

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

Item 6. Selected Financial Data

Following are financial highlights for the year ended October 31, 2012 and the period from August 16, 2011 (date of inception) to October 31, 2011.

	Fiscal Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Income
Interest income	$6,067	$605

Total Income	6,067	605
Expenses
Sponsor’s fee	(23,695)	(2,385)

Total Expenses	(23,695)	(2,385)
Net Loss	$(17,628)	$(1,780)

Other Comprehensive Loss
Currency translation adjustment	(76)	(11)

Total Comprehensive Loss	$(17,704)	$(1,791)

Basic and Diluted Earnings per Share	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	75,000	100,001
Cash Dividends per Share	$—	$—

As of October 31, 2012, total assets were $3,994,026, and for the fiscal period ended October 31, 2012, net cash flows were $(3,827,984).

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

Neither Guggenheim Specialized Products, LLC d/b/a Guggenheim Investments (the “Sponsor”) nor any other person assumes responsibility for the accuracy or completeness of forward-looking statements contained in this report. The forward-looking statements are made as of the date of this report, and will not be revised or updated to reflect actual results or changes in the Sponsor’s expectations or predictions.

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

NAV per Share; Valuation of the Chinese Renminbi

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 500 Chinese Yuan:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account which is expected to earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2012 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2012.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. The Trust was formed on August 16, 2011 when the Sponsor deposited 500 Chinese Yuan with the Depository in exchange for one Share. The Depository received

50,000,000 Chinese Yuan on behalf of the Trust in exchange for 100,000 Shares on September 29, 2011. Trading in the Shares of the Trust on the NYSE Arca commenced on October 4, 2011. Through the fiscal period ended October 31, 2011 no additional Shares were created and the single seed share was redeemed in exchange for 500 Chinese Yuan. As of October 31, 2011 the number of Chinese Yuan owned by the Trust was 50,000,000, resulting in a redeemable capital share value of $7,819,874. During the year ended October 31, 2012, an additional 50,000 Shares were created in exchange for 24,965,639 Chinese Yuan and 100,000 Shares were redeemed in exchange for 49,922,284 Chinese Yuan. In addition, 116,788 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673.

A decrease in the Trust’s redeemable capital share value from $7,819,874 at October 31, 2011 to $3,992,673 at October 31, 2012, was primarily the result of a decrease in the Shares outstanding from 100,000 at October 31, 2011 to 50,000 at October 31, 2012. This decrease in capital share value was partially offset by an increase in the Closing Spot Rate from 0.15643 at October 31, 2011 to 0.16022 at October 31, 2012.

Interest income increased from $605 for the period ended October 31, 2011 to $6,067 for the year ended October 31, 2012. This increase in interest income occurred because the Trust was in operation and earning interest for only 27 days during the first year of operation (period ended October 31, 2011), compared to earning interest for a full year through the year ended October 31, 2012. The interest rate was unchanged at 0.10%, as set forth in the chart above, during the period ended October 31, 2011 and the year ended October 31, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. The Sponsor’s fee increased from $2,385 for the period ended October 31, 2011 to $23,695 for the year ended October 31, 2012. This increase in Sponsor’s fee occurred because the Trust was in operation and accruing the Sponsor’s fee for only 27 days during the first year of operation (period ended October 31, 2011), compared to accruing the Sponsor’s fee for a full year through the year ended October 31, 2012. The only expense of the Trust during the period ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the period ended October 31, 2012 was $17,628 due to the Sponsor’s fee of $23,695 exceeding interest income of $6,067. The Trust’s net loss for the period ended October 31, 2011 was $1,780, due to the Sponsor’s fee of $2,385 exceeding interest income of $605.

Cash dividends were not paid by the Trust in the year ended October 31, 2012 or the period ended October 31, 2011, as the Trust’s income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2012. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2012. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2012.

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

Nikolaos Bonos, 49, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 46, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 42, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the year ended October 31, 2012 and the period from August 16, 2011 through October 31, 2011:

	2012	Period from August 16, 2011 to October 31, 2011
Audit Fees	$23,867	$30,000
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,867	$30,000

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Trust on January 13, 2012.

10.1	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

10.2	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Chinese Renminbi Trust

Financial Statements as of October 31, 2012

Index

Page

Independent Registered Public Accounting Firm Report	F-2

Statement of Financial Condition at October 31, 2012 and October 31, 2011	F-3

Statement of Income and Comprehensive Income for the year ended October 31, 2012 and for the period from August 16, 2011 (date of inception) to October 31, 2011	F-4

Statement of Changes in Shareholders’ Equity for the year ended October 31, 2012 and for the period from August 16, 2011 (date of inception) to October 31, 2011	F-5

Statement of Cash Flows for the year ended October 31, 2012 and for the period from August 16, 2011 (date of inception) to October 31, 2011	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Chinese Renminbi Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2012 and 2011, and the related statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for the year ended October 31, 2012 and the period from August 16, 2011 (date of inception) through October 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Chinese Renminbi Trust at October 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended October 31, 2012 and the period from August 16, 2011 (date of inception) through October 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2013

CurrencyShares® Chinese Renminbi Trust

Statement of Financial Condition

	October 31, 2012	October 31, 2011
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$3,993,682	$7,821,666
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	344	608

Total Current Assets	$3,994,026	$7,822,274

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,353	$2,400

Total Current Liabilities	1,353	2,400

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 50,000 and 100,000 issued and outstanding.	3,992,673	7,819,874
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,994,026	$7,822,274

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Income and Comprehensive Income

	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Income
Interest Income	$6,067	$605

Total Income	6,067	605

Expenses
Sponsor’s fee	(23,695)	(2,385)

Total Expenses	(23,695)	(2,385)

Net Loss	$(17,628)	$(1,780)

Other Comprehensive Loss:
Currency translation adjustment	(76)	(11)

Total Comprehensive Loss	$(17,704)	$(1,791)

Basic and Diluted Earnings per Share	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	75,000	100,001

Cash Dividends per Share	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Changes in Shareholders’ Equity

	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(17,628)	(1,780)
Adjustment of redeemable capital shares to redemption value	17,628	1,780

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(76)	(11)
Adjustment of redeemable capital shares to redemption value	76	11

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$6,342	$—
Cash paid for expenses	(24,784)	—

Net cash used in operating activities	(18,442)	—

Cash flows from financing activities
Cash received to purchase redeemable shares	3,942,389	7,773,288
Cash paid to redeem redeemable shares	(7,883,359)	(77)

Net cash (used in)/provided by financing activities	(3,940,970)	7,773,211
Adjustment to period cash flows due to currency movement	131,428	48,455

(Decrease)/Increase in cash	(3,827,984)	7,821,666
Cash at beginning of period	7,821,666	—

Cash at end of period	$3,993,682	$7,821,666

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(17,628)	$(1,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(344)	(608)
Prior period receivable from accrued interest	608	—
Currency translation adjustment	(31)	(12)
Accrued sponsor fee	1,353	2,400
Prior period accrued sponsor fee	(2,400)	—

Net cash used in operating activities	$(18,442)	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Notes to Financial Statements

1.	Organization and Description of the Trust

The CurrencyShares® Chinese Renminbi Trust (the “Trust”) was formed under the laws of the State of New York on August 16, 2011. On August 16, 2011, Guggenheim Specialized Products, LLC d/b/a “Guggenheim Investments” (the “Sponsor”) deposited 500 Chinese Yuan in the Trust’s primary deposit account held by JPMorgan Chase Bank, N.A., London Branch (the “Depository”). The Sponsor is a Delaware limited liability company whose sole member is Security Investors, LLC (also d/b/a “Guggenheim Investments”). The Sponsor is responsible for, among other things, overseeing the performance of The Bank of New York Mellon (the “Trustee”) and the Trust’s principal service providers, including the preparation of financial statements. The Trustee is responsible for the day-to-day administration of the Trust.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4 below. For NAV calculation purposes, Chinese Renminbi Deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi /U.S. Dollar (“USD”) exchange rate as determined and published by The World Markets Company, PLC, a State Street business, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,993,682 USD. For the period August 16, 2011 (date of inception) to October 31, 2011, there were Chinese Yuan principal deposits of 50,000,500 and Chinese Yuan principal redemptions of 500, resulting in an ending Chinese Yuan principal balance of 50,000,000. This equates to 7,821,666 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2012		August 16, 2011 [Date of Inception] to October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$7,819,874	—	$—
Shares issued	50,000	3,942,390	100,001	7,773,288
Shares redeemed	(100,000)	(7,883,359)	(1)	(77)
Adjustment to period Shares due to currency movement and other	—	113,768	—	46,663

Ending balance	50,000	$3,992,673	100,000	$7,819,874

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee will subtract the Sponsor’s accrued fee through the previous day from the Chinese Renminbi held by the Trust (including all unpaid interest accrued, if any, through the preceding day) and calculate the value of the Chinese Renminbi in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Sponsor determines that such price is inappropriate to use as the basis for the valuation. If the Sponsor determines the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Chinese Renminbi, the Sponsor will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2012:

	Three months	Three months	Three months	Three months
	ended	ended	ended	ended
	October 31, 2012	July 31, 2012	April 30, 2012	January 31, 2012
Income
Interest Income	$1,008	$1,309	$1,738	$2,012

Total Income	1,008	1,309	1,738	2,012
Expenses
Sponsor’s fee	(3,966)	(4,935)	(6,880)	(7,914)

Total Expenses	(3,966)	(4,935)	(6,880)	(7,914)
Net Loss	$(2,958)	$(3,626)	$(5,142)	$(5,902)
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(37)	12	(5)	(46)

Total Comprehensive Loss	$(2,995)	$(3,614)	$(5,147)	$(5,948)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	50,000	61,957	88,333	100,000
Cash Dividends per Share	$—	$—	$—	$—

6.	Sponsor’s Fee

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day) and is paid monthly.

The Sponsor assumes and pays the following administrative and marketing expenses incurred by the Trust: the Trustee’s monthly fee, NYSE Arca listing fees, SEC registration fees, typical maintenance and transaction fees of the Depository, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, which were approximately $133,236 when the Trust was formed.

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

7.	Related Parties

The Sponsor is a related party of the Trust. The Sponsor oversees the performance of the Trustee and the Trust’s principal service providers, including the preparation of financial statements, but does not exercise day-to-day oversight over the Trustee or the Trust’s service providers. The Sponsor has also paid the costs of the Trust’s organization and the initial sales of the Shares, as described in Note 6.

8.	Concentration Risk

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

9.	Commitments and Contingencies

Under the Trust’s organizational documents, the Sponsor is indemnified against any liability or expense it incurs without negligence, bad faith or willful misconduct on its part. The Trust’s maximum exposure under this arrangement is unknown, as this would involve future claims that may be made against the Trust that have not yet occurred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2013.

CURRENCYSHARES®
CHINESE RENMINBI TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Chinese Renminbi Trust

By:	/S/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS Nikolaos Bonos	Director and Chief Executive Officer (principal executive officer)	January 14, 2013

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2013

/S/ MICHAEL BYRUM Michael Byrum	Director	January 14, 2013

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.