Form 10-Q
period 2013-01-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2013-03-08
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	January 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$4,010,924	$3,993,682
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	345	344

Total Current Assets	$4,011,269	$3,994,026

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,362	$1,353

Total Current Liabilities	1,362	1,353
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 50,000 issued and outstanding	4,009,907	3,992,673
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$4,011,269	$3,994,026

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Comprehensive Income

(Unaudited)

	Three months	Three months
	ended	ended
	January 31, 2013	January 31, 2012
Income
Interest Income	$1,024	$2,012

Total Income	1,024	2,012
Expenses
Sponsor’s fee	(4,040)	(7,914)

Total Expenses	(4,040)	(7,914)
Net Loss	$(3,016)	$(5,902)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	50,000	100,000
Cash Dividends per Share	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(3)	(46)

Total Comprehensive Loss	$(3,019)	$(5,948)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Three months ended
	January 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(3,016)	(17,628)
Adjustment of redeemable capital shares to redemption value	3,016	17,628

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(3)	(76)
Adjustment of redeemable capital shares to redemption value	3	76

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Three months	Three months
	ended	ended
	January 31, 2013	January 31, 2012
Cash flows from operating activities
Cash received for accrued income	$1,024	$1,946
Cash paid for expenses	(4,037)	(7,663)

Net cash used in operating activities	(3,013)	(5,717)
Cash flows from financing activities
Net cash provided by financing activities	—	—
Adjustment to period cash flows due to currency movement	20,255	115,426

Increase in cash	17,242	109,709
Cash at beginning of period	3,993,682	7,821,666

Cash at end of period	$4,010,924	$7,931,375

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(3,016)	$(5,902)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(345)	(683)
Prior period receivable from accrued interest	344	608
Currency translation adjustment	(5)	(27)
Accrued sponsor fee	1,362	2,687
Prior period accrued sponsor fee	(1,353)	(2,400)

Net cash used in operating activities	$(3,013)	$(5,717)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2013.

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

The functional currency of the Trust is the Chinese Renminbi in accordance with generally accepted accounting standards. For financial statement reporting purposes, the USD is the reporting currency. As a result, the financial statement is translated from Chinese Renminbi to USD. The Closing Spot Rate on the last day of the period is used for translation in the statement of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the three months ended January 31, 2013, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 18,730, resulting in an ending Chinese Yuan principal balance of 24,907,837. This equates to 4,010,924 USD. For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,992,673 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended
	January 31, 2013		Year ended
	(Unaudited)		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	50,000	$3,992,673	100,000	$7,819,874
Shares issued	—	—	50,000	3,942,390
Shares redeemed	—	—	(100,000)	(7,883,359)
Adjustment to period Shares due to currency movement and other	—	17,234	—	113,768

Ending balance	50,000	$4,009,907	50,000	$3,992,673

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

9. Adoption of New Accounting Standard

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information is presented, but did not have any other impact on the financial statements.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2013 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2013.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673. During the three months ended January 31, 2013, no shares were created and no shares were redeemed. In addition, 18,730 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2013, the number of Chinese Yuan owned by the Trust was 24,907,837, resulting in a redeemable capital Share value of $4,009,907.

An increase in the Trust’s redeemable capital share value from $3,992,673 at October 31, 2012 to $4,009,907 at January 31, 2013, was primarily the result of an increase in the Closing Spot Rate from 0.16022 at October 31, 2012 to 0.16103 at January 31, 2013.

Interest income decreased from $2,012 for the three months ended January 31, 2012 to $1,024 for the three months ended January 31, 2013, attributable primarily to a decrease in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee decreased from $7,914 for the three months ended January 31, 2012 to $4,040 for the three months ended January 31, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2013 was $3,016, due to the Sponsor’s fee of $4,040 exceeding interest income of $1,024.

Cash dividends were not paid by the Trust during the three months ended January 31, 2012 and the three months ended January 31, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2013.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: March 8, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)