Form 10-Q
period 2013-04-30
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2013-06-07
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2013 and October 31, 2012	2

Statements of Comprehensive Income for the three months ended April 30, 2013, the three months ended April 30, 2012, the six months ended April 30, 2013 and the six months ended April 30, 2012	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2013 and the year ended October 31, 2012	4

Statements of Cash Flows for the six months ended April 30, 2013 and the six months ended April 30, 2012	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosure	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	April 30, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$4,038,504	$3,993,682
Chinese Renminbi deposits, non-interest bearing	—	—
Subscription receivable	4,037,679	—
Receivable from accrued interest	337	344

Total Current Assets	$8,076,520	$3,994,026

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,549	$1,353

Total Current Liabilities	1,549	1,353

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 and 50,000 issued and outstanding, respectively	8,074,971	3,992,673
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,076,520	$3,994,026

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2013	Three months ended April 30, 2012	Six months ended April 30, 2013	Six months ended April 30, 2012
Income
Interest Income	$992	$1,738	$2,016	$3,750

Total Income	992	1,738	2,016	3,750

Expenses
Sponsor’s fee	(4,133)	(6,880)	(8,173)	(14,794)

Total Expenses	(4,133)	(6,880)	(8,173)	(14,794)

Net Loss	$(3,141)	$(5,142)	$(6,157)	$(11,044)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.12)	$(0.12)
Weighted-average Shares Outstanding	53,371	88,333	51,657	94,321
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(21)	(5)	(24)	(51)

Total Comprehensive Loss	$(3,162)	$(5,147)	$(6,181)	$(11,095)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2013 (Unaudited)	Year ended October 31, 2012

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(6,157)	(17,628)
Adjustments of redeemable capital shares to redemption value	6,157	17,628

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(24)	(76)
Adjustment of redeemable capital shares to redemption value	24	76

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Six months ended April 30, 2013	Six months ended April 30, 2012
Cash flows from operating activities
Cash received for accrued income	$2,028	$3,707
Cash paid for expenses	(7,995)	(14,634)

Net cash used in operating activities	(5,967)	(10,927)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	3,945,375
Cash paid to redeem redeemable shares	—	(3,946,006)

Net cash used in financing activities	—	(631)

Adjustment to period cash flows due to currency movement	50,789	114,162

Increase in cash	44,822	102,604
Cash at beginning of period	3,993,682	7,821,666

Cash at end of period	$4,038,504	$7,924,270

Reconciliation of net loss to net cash used in operating activities

Net Loss	$(6,157)	$(11,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(337)	(660)
Prior period receivable from accrued interest	344	608
Currency translation adjustment	(13)	(29)
Accrued sponsor fee	1,549	2,598
Prior period accrued sponsor fee	(1,353)	(2,400)

Net cash used in operating activities	$(5,967)	$(10,927)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the six months ended April 30, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 37,062, resulting in an ending Chinese Yuan principal balance of 49,773,919. This equates to 8,076,183 USD (which includes USD subscriptions receivable). For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,993,682 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2013 (Unaudited)		Year ended October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	50,000	$3,992,673	100,000	$7,819,874
Shares issued	50,000	4,006,588	50,000	3,942,390
Shares redeemed	—	—	(100,000)	(7,883,359)
Adjustment to period Shares due to currency movement and other	—	75,710	—	113,768

Ending balance	100,000	$8,074,971	50,000	$3,992,673

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

The Trust adopted “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (“ASU No. 2011-05”) in the 2013 first quarter which amends existing guidance by allowing only two options for presenting the components of net income and other comprehensive income: (1) in a single continuous financial statement, a statement of comprehensive income or (2) in two separate but consecutive financial statements, an income statement followed by a separate statement of other comprehensive income. ASU No. 2011-05 required retrospective application. The adoption of these updates changed the order in which certain financial information was presented, but did not have any other impact on the financial statements.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2013 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2013.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673. During the six months ended April 30, 2013, 50,000 shares were created in exchange for 24,884,414 Chinese Yuan and no shares were redeemed. In addition, 37,062 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2013, the number of Chinese Yuan owned by the Trust was 49,773,919, resulting in a redeemable capital Share value of $8,074,971.

An increase in the Trust’s redeemable capital share value from $3,992,673 at October 31, 2012 to $8,074,971 at April 30, 2013, was primarily the result of an increase in the number of Shares outstanding from 50,000 at October 31, 2012 to 100,000 at April 30, 2013, coupled with an increase in the Closing Spot Rate from 0.16022 at October 31, 2012 to 0.16226 at April 30, 2013.

Interest income decreased from $1,738 for the three months ended April 30, 2012 to $992 for the three months ended April 30, 2013, and decreased from $3,750 for the six months ended April 30, 2012 to $2,016 for the six months ended April 30, 2013, attributable primarily to a decrease in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee decreased from $6,880 for the three months ended April 30, 2012 to $4,133 for the three months ended April 30, 2013, and decreased from $14,974 for the six months ended April 30, 2012 to $8,173 for the six months ended April 30, 2013. The only expense of the Trust during the three months ended January 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2013 was $3,141, due to the Sponsor’s fee of $4,133 exceeding interest income of $992. The Trust’s net loss for the six months ended April 30, 2013 was $6,157, due to the Sponsor’s fee of $8,173 exceeding interest income of $2,016.

Cash dividends were not paid by the Trust during the three months ended April 30, 2012, the three months ended April 30, 2013, the six months ended April 30, 2012 and the six months ended April 30, 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 4. Mine Safety Disclosure

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

CURRENCYSHARES® CHINESE RENMINBI TRUST
	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: June 7, 2013		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)