Form 10-Q
period 2013-07-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2013-09-06
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

or

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

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	July 31, 2013 (Unaudited)	October 31, 2012
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$8,108,295	$3,993,682
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	698	344

Total Current Assets	$8,108,993	$3,994,026

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,754	$1,353

Total Current Liabilities	2,754	1,353
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 and 50,000 issued and outstanding, respectively	8,106,239	3,992,673
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,108,993	$3,994,026

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months	Three months	Nine months	Nine months
	ended	ended	ended	ended
	July 31, 2013	July 31, 2012	July 31, 2013	July 31, 2012
Income
Interest Income	$2,060	$1,309	$4,076	$5,059

Total Income	2,060	1,309	4,076	5,059
Expenses
Sponsor’s fee	(8,172)	(4,935)	(16,345)	(19,729)

Total Expenses	(8,172)	(4,935)	(16,345)	(19,729)
Net Loss	$(6,112)	$(3,626)	$(12,269)	$(14,670)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.18)	$(0.18)
Weighted-average Shares Outstanding	100,000	61,957	67,949	83,394
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(3)	12	(27)	(39)

Total Comprehensive Loss	$(6,115)	$(3,614)	$(12,296)	$(14,709)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended
	July 31, 2013	Year ended
	(Unaudited)	October 31, 2012
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(12,269)	(17,628)
Adjustments of redeemable capital shares to redemption value	12,269	17,628

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(27)	(76)
Adjustment of redeemable capital shares to redemption value	27	76

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

(Unaudited)

	Nine months	Nine months
	ended	ended
	July 31, 2013	July 31, 2012
Cash flows from operating activities
Cash received for accrued income	$3,723	$5,332
Cash paid for expenses	(14,946)	(20,811)

Net cash used in operating activities	(11,223)	(15,479)
Cash flows from financing activities
Cash received to purchase redeemable shares	4,022,520	3,939,750
Cash paid to redeem redeemable shares	—	(7,878,081)

Net cash provided by/(used in) financing activities	4,022,520	(3,938,331)
Adjustment to period cash flows due to currency movement	103,316	45,434

Increase/(Decrease) in cash	4,114,613	(3,908,376)
Cash at beginning of period	3,993,682	7,821,666

Cash at end of period	$8,108,295	$3,913,290

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(12,269)	$(14,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(698)	(337)
Prior period receivable from accrued interest	344	608
Currency translation adjustment	(1)	(6)
Accrued sponsor fee	2,754	1,326
Prior period accrued sponsor fee	(1,353)	(2,400)

Net cash used in operating activities	$(11,223)	$(15,479)

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the nine months ended July 31, 2013, there were Chinese Yuan principal deposits of 24,884,415, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 69,432, resulting in an ending Chinese Yuan principal balance of 49,741,550. This equates to 8,108,295 USD. For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,993,682 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended
	July 31, 2013		Year ended
	(Unaudited)		October 31, 2012
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	50,000	$3,992,673	100,000	$7,819,874
Shares issued	50,000	4,022,520	50,000	3,942,390
Shares redeemed	—	—	(100,000)	(7,883,359)
Adjustment to period Shares due to currency movement and other	—	91,046	—	113,768

Ending balance	100,000	$8,106,239	50,000	$3,992,673

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2013 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2013.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673. During the nine months ended July 31, 2013, 50,000 shares were created in exchange for 24,884,415 Chinese Yuan and no shares were redeemed. In addition, 69,432 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2013, the number of Chinese Yuan owned by the Trust was 49,741,550, resulting in a redeemable capital Share value of $8,106,239.

An increase in the Trust’s redeemable capital share value from $3,992,673 at October 31, 2012 to $8,106,239 at July 31, 2013, was primarily the result of an increase in the number of Shares outstanding from 50,000 at October 31, 2012 to 100,000 at July 31, 2013, coupled with an increase in the Closing Spot Rate from 0.16022 at October 31, 2012 to 0.16301 at July 31, 2013.

Interest income increased from $1,309 for the three months ended July 31, 2012 to $2,060 for the three months ended July 31, 2013 attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust. Interest income decreased from $5,059 for the nine months ended July 31, 2012 to $4,076 for the nine months ended July 31, 2013, attributable primarily to a decrease in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $4,935 for the three months ended July 31, 2012 to $8,172 for the three months ended July 31, 2013. Due primarily to a decrease in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee decreased from $19,729 for the nine months ended July 31, 2012 to $16,345 for the nine months ended July 31, 2013. The only expense of the Trust during the three and nine months ended July 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2013 was $6,112, due to the Sponsor’s fee of $8,172 exceeding interest income of $2,060. The Trust’s net loss for the nine months ended July 31, 2013 was $12,269, due to the Sponsor’s fee of $16,345 exceeding interest income of $4,076.

Cash dividends were not paid by the Trust during the three months ended July 31, 2012 and 2013 or the nine months ended July 31, 2012 and 2013 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.2 to the Annual Report on Form 10-K filed by the Trust on January 13, 2012.

10.1	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, , incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

10.2	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: September 6, 2013		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)