Form 10-K
period 2013-10-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2014-01-14
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

(301) 296-5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Chinese Renminbi Shares	NYSE Arca
(Title of class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2013 as reported by NYSE Arca on that date: $8,343,000.

CURRENCYSHARES® CHINESE RENMINBI TRUST

i

PART I

Item 1.	Business

Overview

The CurrencyShares® Chinese Renminbi Trust (the “Trust”) is a grantor trust that was formed on August 16, 2011. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Chinese Renminbi and distributes Chinese Renminbi in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of the Chinese Renminbi plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Chinese Renminbi. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. Investing in the Shares will not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust are reported on the Trust’s website, www.currencyshares.com, each business day.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $24,550 for the fiscal year ended October 31, 2013.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Chinese Renminbi in the Trust at the end of the preceding day accrued but unpaid interest, Chinese Renminbi receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Chinese Renminbi payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”)

based on the “Closing Spot Rate,” which is the USD/ Chinese Renminbi exchange rate as determined by The WM Company, as of 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. The NAV of the Trust and NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

Depository and Deposit Accounts

JPMorgan Chase Bank, N.A., London Branch, is the Depository. The Depository maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest (collectively, the “Deposit Accounts”). Interest on the primary deposit account, if any, accrues daily and is paid monthly. If the Sponsor believes that the interest rate paid by the Depository is not competitive, the Sponsor’s recourse is to remove the Depository by terminating the Deposit Account Agreement and closing the Deposit Accounts. The Depository is not paid a fee for its services to the Trust. The Depository may earn a “spread” or “margin” over the rate of interest it pays to the Trust on the Chinese Renminbi deposit balances.

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

The Shares are designed to reflect the price of the Chinese Renminbi, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Chinese Renminbi, including:

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

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Chinese Renminbi from the Trust to pay these excess expenses which will reduce the amount of Chinese Renminbi represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Chinese Renminbi held by the Trust. Although the Trust is expected to generate interest, it is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Chinese Renminbi from the Trust to pay these excess expenses. As a result, the amount of Chinese Renminbi represented by each Share may gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Chinese Renminbi into the Trust, as the amount of Chinese Renminbi required to create Shares will proportionately reflect the amount of Chinese Renminbi represented by the Shares outstanding at the time of creation. Assuming a constant Chinese Renminbi price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Chinese Renminbi as the amount of Chinese Renminbi represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Chinese Renminbi increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Chinese Renminbi in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The initial annual nominal interest rate as set forth in the Deposit Account Agreement is 0.1%. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero, based upon changes in market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Chinese Renminbi to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

If the Depository becomes insolvent, its assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant. In addition, in the event of the insolvency of the Depository, the U.S. bank of which it is a branch, or any local cash correspondent holding the currency on deposit for the benefit of the Trust, there may be a delay and costs incurred in recovering the Chinese Renminbi held in the Deposit Accounts.

Chinese Renminbi deposited in the Deposit Accounts by an Authorized Participant are commingled with Chinese Renminbi deposited by other Authorized Participants and are held by the Depository in either the primary deposit account or the secondary deposit account of the Trust. Chinese Renminbi held in the Deposit Accounts are not segregated from the Depository’s other assets.

The Trust has no proprietary rights in or to any specific Chinese Renminbi held by the Depository and will be an unsecured creditor of the Depository with respect to the Chinese Renminbi held in the Deposit Accounts in the event of the insolvency of the Depository, the U.S. bank of which it is a branch or any local cash correspondent holding the currency on deposit for the benefit of the Trust. In the event the Depository or the U.S. bank of which it is a branch becomes insolvent, the Depository’s assets might not be adequate to satisfy a claim by the Trust or any Authorized Participant for the amount of Chinese Renminbi deposited by the Trust or the Authorized Participant and, in such event, the Trust and any Authorized Participant will generally have no right in or to assets other than those of the Depository.

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of any local cash correspondent, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank or with a local cash correspondent, where they are subject to English and Chinese insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A. or with a local cash correspondent will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

Shareholders do not have the protections associated with ownership of shares in an investment company registered under the Investment Company Act of 1940.

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

Shareholders do not have the rights enjoyed by investors in certain other financial instruments.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Authorized Participants tendering their Baskets within 90 days of the Trust’s termination will receive the amount of Chinese Renminbi represented by their Baskets. Shareholders may incur significant fees if they choose to convert the Chinese Renminbi they receive to USD.

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

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2013 and October 31, 2012:

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$80.97	$79.60
April 30, 2013	$83.43	$79.74
July 31, 2013	$83.00	$79.99
October 31, 2013	$83.51	$79.17

Fiscal Year Ended October 31, 2012:	High	Low
Quarter Ended
January 31, 2012	$80.67	$78.83
April 30, 2012	$80.76	$79.65
July 31, 2012	$81.32	$78.34
October 31, 2012	$80.76	$77.00

The number of record holders of Shares of the registrant as of November 30, 2013 was approximately 29.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2013 and October 31, 2012.

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

Following are financial highlights for the fiscal years ended October 31, 2013 and October 31, 2012, and the period from August 16, 2011 (date of inception) to October 31, 2011.

	Fiscal Year ended October 31, 2012	Fiscal Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Income
Interest income	$6,156	$6,067	$605

Total Income	6,156	6,067	605
Expenses
Sponsor’s fee	(24,550)	(23,695)	(2,385)

Total Expenses	(24,550)	(23,695)	(2,385)
Net Loss	$(18,394)	$(17,628)	$(1,780)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	76,027	75,000	100,001
Cash Dividends per Share	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(48)	(76)	(11)

Total Comprehensive Loss	$(18,442)	$(17,704)	$(1,791)

As of October 31, 2013, total assets were $8,165,384, and for the fiscal year ended October 31, 2013, net cash flows were $4,170,999.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Movements in the Price of Chinese Renminbi

The investment objective of the Trust is for the Shares to reflect the price in USD of the Chinese Renminbi plus accrued interest, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Chinese Renminbi. Each outstanding Share represents a proportional interest in the Chinese Renminbi held by the Trust. The following chart provides recent trends on the price of the Chinese Renminbi. The chart illustrates movements in the price of Chinese Renminbi in USD and is based on the Closing Spot Rate:

NAV per Share; Valuation of the Chinese Renminbi

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 500 Chinese Yuan:

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2013 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2013.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. The Trust was formed on August 16, 2011 when the Sponsor deposited 500 Chinese Yuan with the Depository in exchange for one Share. The Depository received 50,000,000 Chinese Yuan on behalf of the Trust in exchange for 100,000 Shares on September 29, 2011. Trading in the Shares of the Trust on NYSE Arca commenced on October 4, 2011. Through the fiscal period ended October 31, 2011 no additional Shares were created and the single seed share was redeemed in exchange for 500 Chinese Yuan. As of October 31, 2011 the number of Chinese Yuan owned by the Trust was 50,000,000, resulting in a redeemable capital share value of $7,819,874. During the year ended October 31, 2012, an additional 50,000 Shares were created in exchange for 24,965,639 Chinese Yuan and 100,000 Shares were redeemed in exchange for 49,922,284 Chinese Yuan. In addition, 116,788 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673. During the year ended October 31, 2013, an additional 50,000 shares were created in exchange for 24,884,414 Chinese Yuan and no shares were redeemed. In addition, 106,855 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2013, the number of Chinese Yuan owned by the Trust was 49,704,126, resulting in a redeemable capital share value of $8,162,610.

An increase in the Trust’s redeemable capital share value from $3,992,673 at October 31, 2012 to $8,162,610 at October 31, 2013, was primarily the result of an increase in the number of shares outstanding from 50,000 at October 31, 2012 to 100,000 at October 31, 2013, and an increase in the Closing Spot Rate from 0.16022 at October 31, 2012 to 0.16427 at October 31, 2013. A decrease in the Trust’s redeemable capital share value from $7,819,874 at October 31, 2011 to $3,992,673 at October 31, 2012, was primarily the result of a decrease in the Shares outstanding from 100,000 at October 31, 2011 to 50,000 at October 31, 2012. This decrease in capital share value was partially offset by an increase in the Closing Spot Rate from 0.15643 at October 31, 2011 to 0.16022 at October 31, 2012.

Interest income increased from $6,067 for the period ended October 31, 2012 to $6,156 for the year ended October 31, 2013 attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust. Interest income increased from $605 for the period ended October 31, 2011 to $6,067 for the year ended October 31, 2012. This increase in interest income occurred because the Trust was in operation and earning interest for only 27 days during the first year of operation (period ended October 31, 2011), compared to earning interest for a full year through the year ended October 31, 2012.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $23,695 for the year ended October 31, 2012 to $24,550 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee. The Sponsor’s fee increased from $2,385 for the period ended October 31, 2011 to $23,695 for the year ended October 31, 2012. This increase in Sponsor’s fee occurred because the Trust was in operation and accruing the Sponsor’s fee for only 27 days during the first year of operation (period ended October 31, 2011), compared to accruing the Sponsor’s fee for a full year through the year ended October 31, 2012. The only expense of the Trust during the period ended October 31, 2012 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2013 was $18,394, due to the Sponsor’s fee of $24,550 exceeding interest income of $6,156. The Trust’s net loss for the period ended October 31, 2012 was $17,628 due to the Sponsor’s fee of $23,695 exceeding interest income of $6,067. The Trust’s net loss for the period ended October 31, 2011 was $1,780, due to the Sponsor’s fee of $2,385 exceeding interest income of $605.

Cash dividends were not paid by the Trust in the years ended October 31, 2013 or October 31, 2012, or the period ended October 31, 2011, as the Trust’s income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2013. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2013. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2013.

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

Nikolaos Bonos, 50, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 47, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 43, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2013 and October 31, 2012:

	2013	2012
Audit Fees	$23,361	$23,867
Audit-related fees	0	0
Tax fees	0	0
All other Fees	0	0

	$23,361	$23,867

PART IV

Item 15.	Exhibits and Financial Statement Schedules

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

CurrencyShares® Chinese Renminbi Trust

Financial Statements as of October 31, 2013

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Chinese Renminbi Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2013 and 2012, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the years ended October 31, 2013 and October 31, 2012 and the period from August 16, 2011 (date of inception) through October 31, 2011. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Chinese Renminbi Trust at October 31, 2013 and 2012 and the results of its operations and its cash flows for the years ended October 31, 2013 and October 31, 2012, and the period from August 16, 2011 (date of inception) through October 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2014

CurrencyShares® Chinese Renminbi Trust

Statement of Financial Condition

	October 31, 2013	October 31, 2012
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$8,164,681	$3,993,682
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	703	344

Total Current Assets	$8,165,384	$3,994,026

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,774	$1,353

Total Current Liabilities	2,774	1,353
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 and 50,000 issued and outstanding, respectively	8,162,610	3,992,673
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,165,384	$3,994,026

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Comprehensive Income

	Year ended October 31, 2013	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Income
Interest Income	$6,156	$6,067	$605

Total Income	6,156	6,067	605
Expenses
Sponsor’s fee	(24,550)	(23,695)	(2,385)

Total Expenses	(24,550)	(23,695)	(2,385)
Net Loss	$(18,394)	$(17,628)	$(1,780)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	76,027	75,000	100,001
Cash Dividends per Share	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(48)	(76)	(11)

Total Comprehensive Loss	$(18,442)	$(17,704)	$(1,791)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Changes in Shareholders’ Equity

	Year ended October 31, 2013	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(18,394)	(17,628)	(1,780)
Adjustments of redeemable capital shares to redemption value	18,394	17,628	1,780

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	(48)	(76)	(11)
Adjustment of redeemable capital shares to redemption value	48	76	11

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

	Year ended October 31, 2013	Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Cash flows from operating activities
Cash received for accrued income	$5,796	$6,342	$—
Cash paid for expenses	(23,123)	(24,784)	—

Net cash used in operating activities	(17,327)	(18,442)	—
Cash flows from financing activities
Cash received to purchase redeemable shares	4,035,313	3,942,389	7,773,288
Cash paid to redeem redeemable shares	—	(7,883,359)	(77)

Net cash provided by/(used in) financing activities	4,035,313	(3,940,970)	7,773,211
Adjustment to period cash flows due to currency movement	153,013	131,428	48,455

Increase/(Decrease) in cash	4,170,999	(3,827,984)	7,821,666
Cash at beginning of year	3,993,682	7,821,666	—

Cash at end of year	$8,164,681	$3,993,682	$7,821,666

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(18,394)	$(17,628)	$(1,780)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(703)	(344)	(608)
Prior period receivable from accrued interest	344	608	—
Currency translation adjustment	5	(31)	(12)
Accrued sponsor fee	2,774	1,353	2,400
Prior period accrued sponsor fee	(1,353)	(2,400)	—

Net cash used in operating activities	$(17,327)	$(18,442)	—

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

B. Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4 below. For NAV calculation purposes, Chinese Renminbi Deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi /U.S. Dollar (“USD”) exchange rate as determined and published by The WM Company, at 4:00 PM (London fixing) on each day that NYSE Arca is open for regular trading.

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For year ended October 31, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 106,855, resulting in an ending Chinese Yuan principal balance of 49,704,126. This equates to 8,164,681 USD. For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,993,682 USD. For the period August 16, 2011 (date of inception) to October 31, 2011, there were Chinese Yuan principal deposits of 50,000,500, and Chinese Yuan principal redemptions of 500, resulting in an ending Chinese Yuan principal balance of 50,000,000. This equates to 7,821,666 USD.

Net interest, if any, associated with creation and redemption activity is held in a Chinese Renminbi-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2013		Year ended October 31, 2012		August 16, 2011 [Date of Inception] to October 31, 2011
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	50,000	$3,992,673	100,000	$7,819,874	—	$—
Shares issued	50,000	4,035,313	50,000	3,942,390	100,001	7,773,288
Shares redeemed	—	—	(100,000)	(7,883,359)	(1)	(77)
Adjustment to period Shares due to currency movement and other	—	134,624	—	113,768	—	46,663

Ending balance	100,000	$8,162,610	50,000	$3,992,673	100,000	$7,819,874

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2013:

	Three months ended October 31, 2013	Three months ended July 31, 2013	Three months ended April 30, 2013	Three months ended January 31, 2013
Income
Interest Income	$2,080	$2,060	$992	$1,024

Total Income	2,080	2,060	992	1,024
Expenses
Sponsor’s fee	(8,205)	(8,172)	(4,133)	(4,040)

Total Expenses	(8,205)	(8,172)	(4,133)	(4,040)
Net Loss	$(6,125)	$(6,112)	$(3,141)	$(3,016)
Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	53,371	50,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(21)	(3)	(21)	(3)

Total Comprehensive Loss	$(6,146)	$(6,115)	$(3,162)	$(3,019)

Fiscal Period Ended October 31, 2012:

	Three months ended October 31, 2012	Three months ended July 31, 2012	Three months ended April 30, 2012	Three months ended January 31, 2012
Income
Interest Income	$1,008	$1,309	$1,738	$2,012

Total Income	1,008	1,309	1,738	2,012
Expenses
Sponsor’s fee	(3,966)	(4,935)	(6,880)	(7,914)

Total Expenses	(3,966)	(4,935)	(6,880)	(7,914)
Net Loss	$(2,958)	$(3,626)	$(5,142)	$(5,902)
Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	50,000	61,957	88,333	100,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(37)	12	(5)	(46)

Total Comprehensive Loss	$(2,995)	$(3,614)	$(5,147)	$(5,948)

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

10. Adoption of New Accounting Standard

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2014.

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

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer
Nikolaos Bonos	(principal executive officer)	January 14, 2014

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer
Joseph Arruda	(principal financial officer and principal accounting officer)	January 14, 2014

/S/ MICHAEL BYRUM	Director
Michael Byrum		January 14, 2014

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.