Form 10-Q
period 2014-01-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2014-03-12
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	January 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$8,225,897	$8,164,681
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	708	703

Total Current Assets	$8,226,605	$8,165,384

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,795	$2,774

Total Current Liabilities	2,795	2,774

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	8,223,810	8,162,610
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,226,605	$8,165,384

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Income
Interest Income	$2,094	$1,024

Total Income	2,094	1,024

Expenses
Sponsor’s fee	(8,262)	(4,040)

Total Expenses	(8,262)	(4,040)

Net Loss	$(6,168)	$(3,016)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	50,000
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(24)	(3)

Total Comprehensive Loss	$(6,192)	$(3,019)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2014 (Unaudited)	Year ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(6,168)	(18,394)
Adjustment of redeemable capital shares to redemption value	6,168	18,394

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(24)	(48)
Adjustment of redeemable capital shares to redemption value	24	48

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Three months ended January 31, 2014	Three months ended January 31, 2013
Cash flows from operating activities
Cash received for accrued income	$2,094	$1,024
Cash paid for expenses	(8,262)	(4,037)

Net cash used in operating activities	(6,168)	(3,013)

Cash flows from financing activities
Net cash provided by financing activities	—	—

Adjustment to period cash flows due to currency movement	67,384	20,255

Increase in cash	61,216	17,242
Cash at beginning of period	8,164,681	3,993,682

Cash at end of period	$8,225,897	$4,010,924

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(6,168)	$(3,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(708)	(345)
Prior period receivable from accrued interest	703	344
Currency translation adjustment	(16)	(5)
Accrued sponsor fee	2,795	1,362
Prior period accrued sponsor fee	(2,774)	(1,353)

Net cash used in operating activities	$(6,168)	$(3,013)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 14, 2014.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4 below. For NAV calculation purposes, Chinese Renminbi Deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi /U.S. Dollar (“USD”) exchange rate as determined and published by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renmimbi. For the three months ended January 31, 2014, there were no Chinese Renminbi principal deposits, no Chinese Renminbi principal redemptions and Chinese Renminbi withdrawals (to pay expenses) of 37,395, resulting in an ending Chinese Renminbi principal balance of 49,666,731. This equates to 8,225,897 USD. For year ended October 31, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 106,855, resulting in an ending Chinese Yuan principal balance of 49,704,126. This equates to 8,164,681 USD.

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

Due to expected continuing creations and redemptions of Baskets and the three-day period for settlement of each creation or redemption, the Trust reflects Shares created as a receivable on the trade date. Shares redeemed are reflected as a liability on the trade date. Outstanding Shares are reflected at a redemption value, which is the NAV per Share at the period end date. Adjustments to redeemable capital Shares at redemption value are recorded against retained earnings or, in the absence of retained earnings by charges against the cumulative translation adjustment.

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2014 (Unaudited)		Year ended October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$8,162,610	50,000	$3,992,673
Shares issued	—	—	50,000	4,035,313
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	61,200	—	134,624

Ending balance	100,000	$8,223,810	100,000	$8,162,610

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Chinese Renminbi in the Trust at the end of the preceding day accrued but unpaid interest, Chinese Renminbi receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Chinese Renminbi payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the “Closing Spot Rate,” which is the USD/ Chinese Renminbi exchange rate as determined by The WM Company, as of 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2014 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2014.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2013, the number of Chinese Yuan owned by the Trust was 49,704,126, resulting in a redeemable capital share value of $8,162,610. During the three months ended January 31, 2014, no additional Shares were created and no additional shares were redeemed. In addition, 37,395 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of January 31, 2014, the number of Chinese Yuan owned by the Trust was 49,666,731, resulting in a redeemable capital Share value of $8,223,810.

An increase in the Trust’s redeemable capital share value from $8,162,610 at October 31, 2013 to $8,223,810 at January 31, 2014, was primarily the result of an increase in the Closing Spot Rate from 0.16427 at October 31, 2013 to 0.16562 at January 31, 2014.

Interest income increased from $1,024 for the three months ended January 31, 2013 to $2,094 for the three months ended January 31, 2014, attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $4,040 for the three months ended January 31, 2013 to $8,262 for the three months ended January 31, 2014. The only expense of the Trust during the three months ended January 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2014 was $6,168, due to the Sponsor’s fee of 8,262 exceeding interest income of $2,094.

Cash dividends were not paid by the Trust during the three months ended January 31, 2013 and the three months ended January 31, 2014 as the Trust’s income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 14, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.

(b)	Not applicable.

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

10.1	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, , incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

10.2	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CURRENCYSHARES® CHINESE RENMINBI TRUST

By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: March 12, 2014	By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)