Form 10-Q
period 2014-07-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2014-09-08
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2014

or

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

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	July 31, 2014 (Unaudited)	October 31, 2013
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$8,027,589	$8,164,681
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	692	703

Total Current Assets	$8,028,281	$8,165,384

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,727	$2,774

Total Current Liabilities	2,727	2,774
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	8,025,554	8,162,610
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,028,281	$8,165,384

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Nine months ended	Nine months ended
	July 31, 2014	July 31, 2013	July 31, 2014	July 31, 2013
Income
Interest Income	$2,037	$2,060	$6,127	$4,076

Total Income	2,037	2,060	6,127	4,076
Expenses
Sponsor’s fee	(8,035)	(8,172)	(24,169)	(16,345)

Total Expenses	(8,035)	(8,172)	(24,169)	(16,345)
Net Loss	$(5,998)	$(6,112)	$(18,042)	$(12,269)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.18)	$(0.18)
Weighted-average Shares Outstanding	100,000	100,000	100,000	67,949
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(45)	(3)	29	(27)

Total Comprehensive Loss	$(6,043)	$(6,115)	$(18,013)	$(12,296)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2014 (Unaudited)	Year Ended October 31, 2013
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(18,042)	(18,394)
Adjustment of redeemable capital shares to redemption value	18,042	18,394

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	29	(48)
Adjustment of redeemable capital shares to redemption value	(29)	48

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

	Nine months ended July 31, 2014	Nine months ended July 31, 2013
Cash flows from operating activities
Cash received for accrued income	$6,128	$3,723
Cash paid for expenses	(24,172)	(14,946)

Net cash used in operating activities	(18,044)	(11,223)
Cash flows from financing activities
Cash received to purchase redeemable shares	—	4,022,520

Net cash provided by financing activities	—	4,022,520
Adjustment to period cash flows due to currency movement	(119,048)	103,316

(Decrease)/Increase in cash	(137,092)	4,114,613
Cash at beginning of period	8,164,681	3,993,682

Cash at end of period	$8,027,589	$8,108,295

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(18,042)	$(12,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(692)	(698)
Prior period receivable from accrued interest	703	344
Currency translation adjustment	34	(1)
Accrued sponsor fee	2,727	2,754
Prior period accrued sponsor fee	(2,774)	(1,353)

Net cash used in operating activities	$(18,044)	$(11,223)

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renmimbi. For the nine months ended July 31, 2014, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 110,883, resulting in an ending Chinese Yuan principal balance of 49,593,243. This equates to 8,027,589 USD. For year ended October 31, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 106,855, resulting in an ending Chinese Yuan principal balance of 49,704,126. This equates to 8,164,681 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2014 (Unaudited)		Year ended October 31, 2013
		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount
Opening balance	100,000	$8,162,610	50,000	$3,992,673
Shares issued	—	—	50,000	4,035,313
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(137,056)	—	134,624

Ending balance	100,000	$8,025,554	100,000	$8,162,610

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2014 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2013, the number of Chinese Yuan owned by the Trust was 49,704,126, resulting in a redeemable capital share value of $8,162,610. During the nine months ended July 31, 2014, no additional Shares were created and no additional shares were redeemed. In addition, 110,883 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of July 31, 2014, the number of Chinese Yuan owned by the Trust was 49,593,243, resulting in a redeemable capital Share value of $8,025,554.

A decrease in the Trust’s redeemable capital share value from $8,162,610 at October 31, 2013 to $8,025,554 at July 31, 2014, was primarily the result of a decrease in the Closing Spot Rate from 0.16427 at October 31, 2013 to 0.16187 at July 31, 2014.

Interest income decreased from $2,060 for the three months ended July 31, 2013 to $2,037 for the three months ended July 31, 2014, attributable primarily to a decrease in the Closing Spot Rate, as set forth in the Closing Spot Rate chart above. Interest income increased from $4,076 for the nine months ended July 31, 2013 to $6,127 for the nine months ended July 31, 2014, attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate,the Sponsor’s fee decreased from $8,172 for the three months ended July 31, 2013 to $8,035 for the three months ended July 31, 2014. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $16,345 for the nine months ended July 31, 2013 to $24,169 for the nine months ended July 31, 2014. This increase in Sponsor’s fee was partially offset by a decrease in the Closing Spot rate. The only expense of the Trust during the three months ended July 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2014 was $5,998, due to the Sponsor’s fee of $8,035 exceeding interest income of $2,037. The Trust’s net loss for the nine months ended July 31, 2014 was $18,042, due to the Sponsor’s fee of $24,169 exceeding interest income of $6,127.

Cash dividends were not paid by the Trust during the three months ended July 31, 2013, the three months ended July 31, 2014, the nine months ended July 31, 2013 and the nine months ended July 31, 2014 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the USD/Chinese Renminbi exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: September 8, 2014		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)