Form 10-K
period 2014-10-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2015-01-14
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2014 as reported by NYSE Arca on that date: $7,950,000.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $32,297 for the fiscal year ended October 31, 2014.

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

In the case of insolvency of the Depository or JPMorgan Chase Bank, N.A., the U.S. bank of which the Depository is a branch, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by the Depository, including the Deposit Accounts. In the case of insolvency of any local cash correspondent, a liquidator may seek to freeze access to the Chinese Renminbi held in all accounts by such local cash correspondent, including the Deposit Accounts held by such cash correspondent. The Trust and the Authorized Participants could incur expenses and delays in connection with asserting their claims. These problems would be exacerbated by the fact that the Deposit Accounts are not held in the U.S. but instead are held at the London branch of a U.S. national bank, or with a local cash correspondent, where they are subject to English and Chinese insolvency law. Further, under U.S. law, in the case of the insolvency of JPMorgan Chase Bank, N.A., the claims of creditors in respect of accounts (such as the Trust’s Deposit Accounts) that are maintained with an overseas branch of JPMorgan Chase Bank, N.A., or with a local cash correspondent, will be subordinate to claims of creditors in respect of accounts maintained with JPMorgan Chase Bank, N.A. in the U.S., greatly increasing the risk that the Trust and the Trust’s beneficiaries would suffer a loss.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by the NYSE Arca for each of the quarters during the fiscal years ended October 31, 2014 and October 31, 2013:

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$82.68	$81.28
April 30, 2014	$82.81	$79.50
July 31, 2014	$80.92	$78.80
October 31, 2014	$81.06	$79.93

Fiscal Year Ended October 31, 2013:	High	Low
Quarter Ended
January 31, 2013	$80.97	$79.60
April 30, 2013	$83.43	$79.74
July 31, 2013	$83.00	$79.99
October 31, 2013	$83.51	$79.17

The number of record holders of Shares of the registrant as of November 30, 2014 was approximately 29.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2014 and October 31, 2013.

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

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2014, October 31, 2013, October 31, 2012, and the period from August 16, 2011 (date of inception) to October 31, 2011.

	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011
Income
Interest income	$8,188	$6,156	$6,067	$605

Total Income	8,188	6,156	6,067	605
Expenses
Sponsor’s fee	(32,297)	(24,550)	(23,695)	(2,385)

Total Expenses	(32,297)	(24,550)	(23,695)	(2,385)
Net Loss	$(24,109)	$(18,394)	$(17,628)	$(1,780)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	100,000	76,027	75,000	100,001
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	8	(48)	(76)	(11)

Total Comprehensive Loss	$(24,101)	$(18,442)	$(17,704)	$(1,791)

As of October 31, 2014, total assets were $8,089,084, and for the fiscal year ended October 31, 2014, net cash flows were $(76,294).

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2014 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2014.

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

Results of Operations

As of October 31, 2012 the number of Chinese Yuan owned by the Trust was 24,926,567, resulting in a redeemable capital share value of $3,992,673. During the year ended October 31, 2013, an additional 50,000 shares were created in exchange for 24,884,414 Chinese Yuan and no shares were redeemed. In addition, 106,855 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2013, the number of Chinese Yuan owned by the Trust was 49,704,126, resulting in a redeemable capital share value of $8,162,610. During the year ended October 31, 2014, no additional shares were created and no additional shares were redeemed. In addition, 148,195 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2014, the number of Chinese Yuan owned by the Trust was 49,555,931, resulting in a redeemable capital share value of $8,086,336.

A decrease in the Trust’s redeemable capital share value from $8,162,610 at October 31, 2013 to $8,086,336 at October 31, 2014, was primarily the result of a decrease in the Closing Spot Rate from 0.16427 at October 31, 2013 to 0.16322 at October 31, 2014. An increase in the Trust’s redeemable capital share value from $3,992,673 at October 31, 2012 to $8,162,610 at October 31, 2013, was primarily the result of an increase in the number of shares outstanding from 50,000 at October 31, 2012 to 100,000 at October 31, 2013, and an increase in the Closing Spot Rate from 0.16022 at October 31, 2012 to 0.16427 at October 31, 2013.

Interest income increased from $6,156 for the year ended October 31, 2013 to $8,188 for the year ended October 31, 2014 attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust. Interest income increased from $6,067 for the period ended October 31, 2012 to $6,156 for the year ended October 31, 2013 attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $24,550 for the year ended October 31, 2013 to $32,297 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $23,695 for the year ended October 31, 2012 to $24,550 for the year ended October 31, 2013. The only expense of the Trust during the year ended October 31, 2013 was the Sponsor’s fee.

The Trust’s net loss for the period ended October 31, 2014 was $24,109, due to the Sponsor’s fee of $32,297 exceeding interest income of $8,188. The Trust’s net loss for the year ended October 31, 2013 was $18,394, due to the Sponsor’s fee of $24,550 exceeding interest income of $6,156. The Trust’s net loss for the period ended October 31, 2012 was $17,628 due to the Sponsor’s fee of $23,695 exceeding interest income of $6,067.

Cash dividends were not paid by the Trust in the years ended October 31, 2014, October 31, 2013, or October 31, 2012, as the Trust’s income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2014. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2014. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2014.

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

Nikolaos Bonos, 51, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 48, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also services as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 44, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2014 and October 31, 2013:

	2014	2013
Audit Fees	$25,229	$23,361
Audit-related fees	4,100	0
Tax fees	0	0
All other Fees	0	0

	$29,329	$23,361

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014..

10.1	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, , incorporated herein by reference to Exhibit 4.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

10.2	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on August 25, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

CurrencyShares® Chinese Renminbi Trust

Financial Statements as of October 31, 2014

Report of Independent Registered Public Accounting Firm

To the Shareholders of CurrencyShares® Chinese Renminbi Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2014 and 2013, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2014. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Chinese Renminbi Trust at October 31, 2014 and 2013 and the results of its operations and its cash flows for each of the three years in the period ended October 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2015

CurrencyShares® Chinese Renminbi Trust

Statement of Financial Condition

	October 31, 2014	October 31, 2013
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$8,088,387	$8,164,681
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	697	703

Total Current Assets	$8,089,084	$8,165,384

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,748	$2,774

Total Current Liabilities	2,748	2,774
Commitments and Contingent Liabilities (note 9)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	8,086,336	8,162,610
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$8,089,084	$8,165,384

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Comprehensive Income

	Year ended	Year ended	Year ended
	October 31, 2014	October 31, 2013	October 31, 2012
Income
Interest Income	$8,188	$6,156	$6,067

Total Income	8,188	6,156	6,067
Expenses
Sponsor’s fee	(32,297)	(24,550)	(23,695)

Total Expenses	(32,297)	(24,550)	(23,695)
Net Loss	$(24,109)	$(18,394)	$(17,628)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.24)
Weighted-average Shares Outstanding	100,000	76,027	75,000
Cash Dividends per Share	$—	$—	$—
Other Comprehensive Income/(Loss):
Currency translation adjustment	8	(48)	(76)

Total Comprehensive Loss	$(24,101)	$(18,442)	$(17,704)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Changes in Shareholders’ Equity

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(24,109)	(18,394)	(17,628)
Adjustment of redeemable capital shares to redemption value	24,109	18,394	17,628

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	8	(48)	(76)
Adjustment of redeemable capital shares to redemption value	(8)	48	76

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

	Year ended October 31, 2014	Year ended October 31, 2013	Year ended October 31, 2012
Cash flows from operating activities
Cash received for accrued income	$8,189	$5,796	$6,342
Cash paid for expenses	(32,302)	(23,123)	(24,784)

Net cash used in operating activities	(24,113)	(17,327)	(18,442)
Cash flows from financing activities
Cash received to purchase redeemable shares	—	4,035,313	3,942,389
Cash paid to redeem redeemable shares	—	—	(7,883,359)

Net cash provided by/(used in) financing activities	—	4,035,313	(3,940,970)
Adjustment to period cash flows due to currency movement	(52,181)	153,013	131,428

(Decrease)/Increase in cash	(76,294)	4,170,999	(3,827,984)
Cash at beginning of year	8,164,681	3,993,682	7,821,666

Cash at end of year	$8,088,387	$8,164,681	$3,993,682

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(24,109)	$(18,394)	$(17,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(697)	(703)	(344)
Prior period receivable from accrued interest	703	344	608
Currency translation adjustment	16	5	(31)
Accrued sponsor fee	2,748	2,774	1,353
Prior period accrued sponsor fee	(2,774)	(1,353)	(2,400)

Net cash used in operating activities	$(24,113)	$(17,327)	$(18,442)

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the year ended October 31, 2014, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 148,195, resulting in an ending Chinese Yuan principal balance of 49,555,931. This equates to 8,088,387 USD. For year ended October 31, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 106,855, resulting in an ending Chinese Yuan principal balance of 49,704,126. This equates to 8,164,681 USD. For the year ended October 31, 2012, there were Chinese Yuan principal deposits of 24,965,639, Chinese Yuan principal redemptions of 49,922,284 and Chinese Yuan withdrawals (to pay expenses) of 116,788, resulting in an ending Chinese Yuan principal balance of 24,926,567. This equates to 3,993,682 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2014		October 31, 2013		October 31, 2012
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening balance	100,000	$8,162,610	50,000	$3,992,673	100,000	$7,819,874
Shares issued	—	—	50,000	4,035,313	50,000	3,942,390
Shares redeemed	—	—	—	—	(100,000)	(7,883,359)
Adjustment to period Shares due to currency movement and other	—	(76,274)	—	134,624	—	113,768

Ending balance	100,000	$8,086,336	100,000	$8,162,610	50,000	$3,992,673

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

5. Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2014:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014
Income
Interest Income	$2,061	$2,037	$1,996	$2,094

Total Income	2,061	2,037	1,996	2,094
Expenses
Sponsor’s fee	(8,128)	(8,035)	(7,872)	(8,262)

Total Expenses	(8,128)	(8,035)	(7,872)	(8,262)
Net Loss	$(6,067)	$(5,998)	$(5,876)	$(6,168)
Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive (Loss)/Income:
Currency translation adjustment	(21)	(45)	98	(24)

Total Comprehensive Loss	$(6,088)	$(6,043)	$(5,778)	$(6,192)

Fiscal Period Ended October 31, 2013:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2013	July 31, 2013	April 30, 2013	January 31, 2013
Income
Interest Income	$2,080	$2,060	$992	$1,024

Total Income	2,080	2,060	992	1,024
Expenses
Sponsor’s fee	(8,205)	(8,172)	(4,133)	(4,040)

Total Expenses	(8,205)	(8,172)	(4,133)	(4,040)
Net Loss	$(6,125)	$(6,112)	$(3,141)	$(3,016)
Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	53,371	50,000
Cash Dividends per Share	$—	$—	$—	$—
Other Comprehensive Loss:
Currency translation adjustment	(21)	(3)	(21)	(3)

Total Comprehensive Loss	$(6,146)	$(6,115)	$(3,162)	$(3,019)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rockville, State of Maryland, on January 14, 2015.

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

Signature	Capacity	Date
/S/ NIKOLAOS BONOS	Director and Chief Executive Officer (principal executive officer)	January 14, 2015
Nikolaos Bonos

/S/ JOSEPH ARRUDA Joseph Arruda	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 14, 2015

/S/ MICHAEL BYRUM	Director	January 14, 2015
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.