Form 10-Q
period 2015-04-30
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2015-06-09
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page
PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2015 and October 31, 2014	2

Statements of Comprehensive Income for the three months ended April 30, 2015, the three months ended April 30, 2014, the six months ended April 30, 2015 and the six months ended April 30, 2014	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2015 and the year ended October 31, 2014	4

Statements of Cash Flows for the six months ended April 30, 2015 and the six months ended April 30, 2014	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Items 4. Controls and Procedures	14

Part II OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	17

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	April 30, 2015 (Unaudited)	October 31, 2014
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,967,379	$8,088,387
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	664	697

Total Current Assets	$7,968,043	$8,089,084

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,619	$2,748

Total Current Liabilities	2,619	2,748

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,965,424	8,086,336
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,968,043	$8,089,084

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended April 30, 2015	Three months ended April 30, 2014	Six months ended April 30, 2015	Six months ended April 30, 2014
Income
Interest Income	$1,962	$1,996	$4,008	$4,090

Total Income	1,962	1,996	4,008	4,090

Expenses
Sponsor’s fee	(7,738)	(7,872)	(15,808)	(16,134)

Total Expenses	(7,738)	(7,872)	(15,808)	(16,134)

Net Loss	$(5,776)	$(5,876)	$(11,800)	$(12,044)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.12)	$(0.12)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(26)	98	67	74

Total Comprehensive Loss	$(5,802)	$(5,778)	$(11,733)	$(11,970)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2015 (Unaudited)	Year ended October 31, 2014
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(11,800)	(24,109)
Adjustment of redeemable capital shares to redemption value	11,800	24,109

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	67	8
Adjustment of redeemable capital shares to redemption value	(67)	(8)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Six months ended April 30, 2015	Six months ended April 30, 2014
Cash flows from operating activities
Cash received for accrued income	$4,031	$4,113
Cash paid for expenses	(15,899)	(16,225)

Net cash used in operating activities	(11,868)	(12,112)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(109,140)	(217,961)

Decrease in cash	(121,008)	(230,073)
Cash at beginning of period	8,088,387	8,164,681

Cash at end of period	$7,967,379	$7,934,608

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(11,800)	$(12,044)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(664)	(661)
Prior period receivable from accrued interest	697	703
Currency translation adjustment	28	55
Accrued sponsor fee	2,619	2,609
Prior period accrued sponsor fee	(2,748)	(2,774)

Net cash used in operating activities	$(11,868)	$(12,112)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the six months ended April 30, 2015, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 73,729, resulting in an ending Chinese Yuan principal balance of 49,482,202. This equates to 7,967,379 USD. For the year ended October 31, 2014, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 148,195, resulting in an ending Chinese Yuan principal balance of 49,555,931. This equates to 8,088,387 USD.

Net interest, if any, associated with creation and redemption activity is held in a Chinese Renminbi-dominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Chinese Renminbi. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions though the book-entry facilities of DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2015 (Unaudited)		Year ended October 31, 2014
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$8,086,336	100,000	$8,162,610
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(120,912)	—	(76,274)

Ending Balance	100,000	$7,965,424	100,000	$8,086,336

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust: a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2015 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2015.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2014, the number of Chinese Yuan owned by the Trust was 49,555,931, resulting in a redeemable capital share value of $8,086,336. During the six months ended April 30, 2015, no Shares were created and no additional Shares were redeemed. In addition, 73,729 Chinese Yuan were withdrawn to pay the portion of sponsor fee that exceeded the interest earned. As of April 30, 2015, the number of Chinese Yuan owned by the Trust was 49,482,202, resulting in a redeemable capital Share value of $7,965,424.

A decrease in the Trust’s redeemable capital share value from $8,086,336 at October 31, 2014 to $7,965,424 at April 30, 2015, was primarily the result of a decrease in the Closing Spot Rate from 0.16322 at October 31, 2014 to 0.16102 at April 30, 2015.

Interest income decreased from $1,996 for the three months ended April 30, 2014 to $1,962 for the three months ended April 30, 2015, and decreased from $4,090 for the six months ended April 30, 2014 to $4,008 for the six months ended April 30, 2015, attributable primarily to a decrease in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $7,872 for the three months ended April 30, 2014 to $7,738 for the three months ended April 30, 2015, and decreased from $16,134 for the six months ended April 30, 2014 to $15,808 for the six months ended April 30, 2015. The only expense of the Trust during the three months and six months ended April 30, 2015 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2015 was $5,776, due to the Sponsor’s fee of $7,738 exceeding interest income of $1,962. The Trust’s net loss for the six months ended April 30, 2015 was $11,800, due to the Sponsor’s fee of $15,808 exceeding interest income of $4,008.

Cash dividends were not paid by the Trust during the three months ended April 30, 2014, the three months ended April 30, 2015, the six months ended April 30, 2014 and the six months ended April 30, 2015 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: June 9, 2015		By:	/S/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)