Form 10-K
period 2015-10-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2016-01-14
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2015 as reported by NYSE Arca on that date: $7,899,000.

CURRENCYSHARES® CHINESE RENMINBI TRUST

i

PART I

Item 1. Business

Overview

The CurrencyShares® Chinese Renminbi Trust (the “Trust”) is a grantor trust that was formed on August 16, 2011. The Shares began trading on NYSE Arca, Inc. (“NYSE Arca”) under the ticker symbol “FXCH” on October 4, 2011. The Trust issues shares (the “Shares”) in blocks of 50,000 (a “Basket”) in exchange for deposits of Chinese Renminbi and distributes Chinese Renminbi in connection with the redemption of Baskets.

The investment objective of the Trust is for the Shares to reflect the price in USD of the Chinese Renminbi plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to offer investors an opportunity to participate in the market for the Chinese Renminbi through an investment in securities. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding the Chinese Renminbi. The Shares are bought and sold on NYSE Arca like any other exchange-listed security. The Shares are backed by the assets of the Trust, which does not hold or use derivative products. The Trust is a passive investment vehicle and does not have any officers, directors or employees. The Trust does not engage in any activities designed to obtain profit from, or ameliorate losses caused by, changes in the price of the Chinese Renminbi. Investing in the Shares does not insulate the investor from certain risks, including price volatility. The value of the holdings of the Trust is reported on the Trust’s website, www.currencyshares.com, each business day.

The Trust

General

The Trust holds Chinese Renminbi and, from time to time, issues Baskets in exchange for deposits of Chinese Renminbi and distributes Chinese Renminbi in connection with redemptions of Baskets. The Chinese Renminbi held by the Trust will be sold only (1) if needed to pay Trust expenses, (2) in the event the Trust terminates and liquidates its assets or (3) as otherwise required by law or regulation.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $31,640 for the fiscal year ended October 31, 2015.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Chinese Renminbi in the Trust at the end of the preceding day accrued but unpaid interest, if any, Chinese Renminbi receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Chinese Renminbi payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Chinese Renminbi/USD exchange rate as determined by The WM Company, as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

The Trustee also determines the NAV per Share, which equals the NAV of the Trust divided by the number of outstanding Shares. The NAV of the Trust and the NAV per Share are published by the Sponsor on each day that NYSE Arca is open for regular trading and are posted on the Trust’s website, www.currencyshares.com.

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

Trust Expenses

In certain exceptional cases the Trust may pay expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Voting and Approvals

Shareholders have no voting rights under the Depositary Trust Agreement, except in limited circumstances. If the holders of at least 25% of the Shares outstanding determine that the Trustee is in material breach of its obligations under the Depositary Trust Agreement, they may provide written notice to the Trustee (or require the Sponsor to do so) specifying the default and requiring the Trustee to cure such default. If the Trustee fails to cure such breach within 30 days after receipt of such notice, the Sponsor, acting on behalf of the Shareholders, may remove the Trustee. The holders of at least 66 2/3% of the Shares outstanding may vote to remove the Trustee. The Trustee must terminate the Trust at the request of the holders of at least 75% of the outstanding Shares.

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

Only Authorized Participants may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other securities market participant such as a bank or other financial institution that is not required to register as a broker-dealer to engage in securities transactions.

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

The Shares are designed to reflect the price of the Chinese Renminbi, plus accumulated interest, if any, less the Trust’s expenses. Several factors may affect the price of the Chinese Renminbi, including:

•	Sovereign debt levels and trade deficits;

•	Domestic and foreign inflation rates and interest rates and investors’ expectations concerning those rates;

•	Currency exchange rates;

•	Investment and trading activities of mutual funds, hedge funds and currency funds; and

•	Global or regional political, economic or financial events and situations.

In addition, the Chinese Renminbi may not maintain its long-term value in terms of purchasing power in the future. When the price of the Chinese Renminbi declines, the Sponsor expects the price of a Share to decline as well.

There is no assurance that the USD/Chinese Renminbi exchange rate will be stable or that the Chinese Renminbi will maintain its value or increase in value relative to the USD. The recent devaluation of the Chinese Renminbi relative to the USD caused a decrease in the value of the Shares. Any future devaluations of the Chinese Renminbi relative to the USD would also decrease the value of the Shares. Exchange rate volatility is unpredictable and could materially and adversely affect the price of the Shares.

The Chinese government historically pegged the Chinese Renminbi to the USD, but has periodically and unpredictably devalued and revalued its currency against the USD. In July 2005 and July 2010, China announced that it would peg the Renminbi to a basket of currencies rather than solely the USD. In practice, however, the Chinese Renminbi has continued to track the USD. When the Chinese Renminbi is pegged to the USD or to a basket of currencies including the USD, a rise in the value of the USD relative to the Renminbi results in a decrease in the USD value of the Renminbi. In August 2015, China devalued its currency relative to the USD, which decreased the value of the Shares. Then, in December 2015, the Chinese government announced a new basket-based valuation approach in yet another effort to de-couple the Chinese Renminbi from the USD; this also led to a decrease in the value of the Shares. These instances aside, although the USD/Chinese Renminbi exchange rate has been relatively stable since July 2010, there is no assurance that the exchange rate will remain stable in the future. Any future devaluations of the Chinese Renminbi relative to the USD would further decrease the value of the Shares. In addition, volatility in the USD/Chinese Renminbi exchange rate could materially and adversely affect the price of the Shares, as exchange rate volatility increases the risk of owning the Shares.

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

In November 2015, the International Monetary Fund (“IMF”) announced that it would add the Chinese Renminbi to the Special Drawing Right (“SDR”), an international reserve asset based on a basket of global currencies, effective October 1, 2016. To satisfy IMF requirements, China has taken steps to reform its monetary and financial systems, including relinquishment of some of its controls over its currency. One of the IMF requirements is that the Chinese Renminbi be “freely usable,” which the IMF understands to mean that the currency is widely used to make payments for international transactions and is widely traded in the principal exchange markets. As China continues to reform its systems to maintain eligibility for inclusion of the Chinese Renminbi in the SDR, the markets will continue to react and the value of the Chinese Renminbi and of the Shares may be further impacted.

If interest earned by the Trust does not exceed the Trust’s expenses, the Trustee will withdraw Chinese Renminbi from the Trust to pay these excess expenses, which will reduce the amount of Chinese Renminbi represented by each Share on an ongoing basis and may result in adverse tax consequences for Shareholders.

Each outstanding Share represents a fractional, undivided interest in the Chinese Renminbi held by the Trust. It is possible that the amount of interest earned, if any, may not exceed expenses, in which case the Trustee will withdraw Chinese Renminbi from the Trust to pay these excess expenses. As a result, the amount of Chinese Renminbi represented by each Share would gradually decline over time. This is true even if additional Shares are issued in exchange for additional deposits of Chinese Renminbi into the Trust, as the amount of Chinese Renminbi required to create Shares will proportionately reflect the amount of Chinese Renminbi represented by the Shares outstanding at the time of creation. Assuming a constant Chinese Renminbi price, if expenses exceed interest earned, the trading price of the Shares will gradually decline relative to the price of the Chinese Renminbi as the amount of Chinese Renminbi represented by the Shares gradually declines. In this event, the Shares will only maintain their original price if the price of the Chinese Renminbi increases. There is no guarantee that interest earned by the Trust in the future will exceed the Trust’s expenses.

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

The Depository is committed to endeavor to pay a competitive interest rate on the balance of Chinese Renminbi in the primary deposit account of the Trust, but there is no guarantee of the amount of interest that will be paid, if any, on this account. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The Depository may change the rate at which interest accrues, including reducing the interest rate to zero or below zero, based upon changes in market conditions or the Depository’s liquidity needs. The Depository notifies the Sponsor of the interest rate applied each business day after the close of such business day. The Sponsor discloses the current interest rate on the Trust’s website. If the Sponsor believes that the interest rate paid by the Depository is not adequate, the Sponsor’s sole recourse is to remove the Depository and terminate the Deposit Accounts. The Depository is not paid a fee for its services to the Trust; rather, it generates income or loss based on its ability to earn a “spread” or “margin” over the interest it pays to the Trust by using the Trust’s Chinese Renminbi to make loans or in other banking operations. For these reasons, you should not expect that the Trust will be paid the best available interest rate at any time or over time.

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

Shareholders do not have the protections associated with ownership of a demand deposit account insured in the United States by the Federal Deposit Insurance Corporation or the protection provided for bank deposits under English law.

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

The occurrence of any one of several events would either require the Trust to terminate or permit the Sponsor to terminate the Trust. For example, if the Depository were to resign or be removed, then the Sponsor would be required to terminate the Trust. Shareholders tendering their Shares within 90 days of the Trust’s termination will receive the amount of Chinese Renminbi represented by their Shares. Shareholders may incur significant fees if they choose to convert the Chinese Renminbi they receive to USD.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2015 and October 31, 2014:

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$81.29	$78.13
April 30, 2015	$80.23	$77.88
July 31, 2015	$80.96	$78.88
October 31, 2015	$79.05	$75.35

Fiscal Year Ended October 31, 2014:	High	Low
Quarter Ended
January 31, 2014	$82.68	$81.28
April 30, 2014	$82.81	$79.50
July 31, 2014	$80.92	$78.80
October 31, 2014	$81.06	$79.93

The number of record holders of Shares of the registrant as of November 30, 2015 was approximately 33.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2015 and October 31, 2014.

In the future, to the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend, the excess interest earned in Chinese Renminbi effective on the first business day of the subsequent month. The Trustee will direct that the excess Chinese Renminbi be converted into USD at a prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

Item 6. Selected Financial Data

Following are financial highlights for the fiscal years ended October 31, 2015, October 31, 2014, October 31, 2013, October 31, 2012 and the period from August 16, 2011 (date of inception) to October 31, 2011.

	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012	August 16, 2011 [Date of Inception] to October 31, 2011

Income

Interest income	$8,021	$8,188	$6,156	$6,067	$605

Total Income	8,021	8,188	6,156	6,067	605

Expenses

Sponsor’s fee	(31,640)	(32,297)	(24,550)	(23,695)	(2,385)

Total Expenses	(31,640)	(32,297)	(24,550)	(23,695)	(2,385)

Net Loss	$(23,619)	$(24,109)	$(18,394)	$(17,628)	$(1,780)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.24)	$(0.24)	$(0.02)
Weighted-average Shares Outstanding	100,000	100,000	76,027	75,000	100,001

Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Loss:

Currency translation adjustment	18	(8)	(48)	(76)	(11)

Total Comprehensive Loss	$(23,601)	$(24,101)	$(18,442)	$(17,704)	$(1,791)

As of October 31, 2015, total assets were $7,815,022, and for the fiscal year ended October 31, 2015, net cash flows were $(274,038).

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

Movements in the Price of Chinese Renminbi

The investment objective of the Trust is for the Shares to reflect the price in USD of the Chinese Renminbi plus accrued interest, if any, less the expenses of the Trust’s operations. The Shares are intended to provide institutional and retail investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Chinese Renminbi. Each outstanding Share represents a proportional interest in the Chinese Renminbi held by the Trust. The following chart provides recent trends on the price of the Chinese Renminbi. The chart illustrates movements in the price of the Chinese Renminbi in USD and is based on the Closing Spot Rate:

Closing Spot Rate

NAV per Share; Valuation of the Chinese Renminbi

The following chart illustrates the movement in the price of the Shares based on (1) NAV per Share, (2) the “bid” and “ask” midpoint offered on NYSE Arca and (3) the Closing Spot Rate expressed as a multiple of 500 Chinese Yuan:

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2015 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

FXCH Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2015.

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

Results of Operations

As of October 31, 2013, the number of Chinese Yuan owned by the Trust was 49,704,126, resulting in a redeemable capital share value of $8,162,610. During the year ended October 31, 2014, no additional shares were created and no additional shares were redeemed. In addition, 148,195 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2014, the number of Chinese Yuan owned by the Trust was 49,555,931, resulting in a redeemable capital share value of $8,086,336. During the year ended October 31, 2015, no additional shares were created and no additional shares were redeemed. In addition, 147,754 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2015 the number of Chinese Yuan owned by the Trust was 49,408,177, resulting in a redeemable capital share value of $7,812,368.

A decrease in the Trust’s redeemable capital share value from $8,086,336 at October 31, 2014 to $7,812,368 at October 31, 2015 was primarily the result of a decrease in the Closing Spot Rate from 0.16322 at October 31, 2014 to 0.15816 at October 31, 2015. A decrease in the Trust’s redeemable capital share value from $8,162,610 at October 31, 2013 to $8,086,336 at October 31, 2014, was primarily the result of a decrease in the Closing Spot Rate from 0.16427 at October 31, 2013 to 0.16322 at October 31, 2014.

Interest income decreased from $8,188 for the year ended October 31, 2014 to $8,021 for the year ended October 31, 2015 attributable primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart. Interest income increased from $6,156 for the year ended October 31, 2013 to $8,188 for the year ended October 31, 2014 attributable primarily to an increase in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $32,297 for the year ended October 31, 2014 to $31,640 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee. Due primarily to an increase in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee increased from $24,550 for the year ended October 31, 2013 to $32,297 for the year ended October 31, 2014. The only expense of the Trust during the year ended October 31, 2014 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2015 was $23,619 due to the Sponsor’s fee of $31,640 exceeding interest income of $8,021. The Trust’s net loss for the year ended October 31, 2014 was $24,109, due to the Sponsor’s fee of $32,297 exceeding interest income of $8,188. The Trust’s net loss for the year ended October 31, 2013 was $18,394, due to the Sponsor’s fee of $24,550 exceeding interest income of $6,156.

Cash dividends were not paid by the Trust in the years ended October 31, 2015, October 31, 2014, or October 31, 2013, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to the Chinese Renminbi/USD exchange rate and the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative instruments.

Item 8. Financial Statements and Supplementary Data

See Index to Financial Statements on page F-1 for a list of the financial statements filed with this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2015. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

Management’s Report on Internal Control over Financial Reporting

The Sponsor’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act. The Trust’s internal control over financial reporting is based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO), and is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Trust’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Trust’s receipts and expenditures are being made only in accordance with appropriate authorizations; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Trust’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become ineffective because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2015. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2015.

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

Nikolaos Bonos, 52, has been the Chief Executive Officer of the Sponsor since May 2009. Mr. Bonos has been a Manager of the Sponsor since September 2005. Prior to his appointment as Chief Executive Officer, Mr. Bonos served as the Chief Financial Officer of the Sponsor beginning in September 2005. Mr. Bonos has served as Executive Officer of Rydex Fund Services, LLC, an affiliate of the Sponsor, from January 2009 to the present and as Senior Vice President of Rydex Fund Services, LLC, from December 2003 to August 2006 and Vice President of Accounting of Rydex Fund Services, LLC, from 2001 to December 2003. Mr. Bonos also serves as Treasurer and Vice President for certain funds in the Guggenheim fund complex. Mr. Bonos holds a Bachelor of Science in Business Administration with a major in Finance from Suffolk University.

Joseph Arruda, 49, has been the Chief Financial Officer of the Sponsor since May 2009. Mr. Arruda has been a Manager of the Sponsor since July 2009. Prior to his appointment as Chief Financial Officer, Mr. Arruda served as Vice President, Fund Accounting, and Administration, of the Sponsor beginning in 2003. Mr. Arruda also serves as Assistant Treasurer for certain funds in the Guggenheim fund complex. From 1997 to 2003, Mr. Arruda served as Vice President, Fund Accounting at State Street Corporation. He holds a Bachelor of Science with a Finance and Accounting concentration from Bridgewater State College.

Michael Byrum, 45, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11. Executive Compensation

Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14. Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2015 and October 31, 2014:

	2015	2014

Audit Fees	$25,231	$25,229
Audit-related fees	0	4,100
Tax fees	0	0
All other Fees	0	0

	$25,231	$29,329

PART IV

Item 15. Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

10.1	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

10.2	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Chinese Renminbi Trust

Financial Statements as of October 31, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CurrencyShares® Chinese Renminbi Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2015 and 2014, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended October 31, 2015. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Trust’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Trust’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Chinese Renminbi Trust at October 31, 2015 and 2014 and the results of its operations and its cash flows for each of the three years ended October 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 14, 2016

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	October 31, 2015	October 31, 2014

Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,814,349	$8,088,387
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	673	697

Total Current Assets	$7,815,022	$8,089,084

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,654	$2,748

Total Current Liabilities	2,654	2,748

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,812,368	8,086,336
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,815,022	$8,089,084

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

	October 31, 2015	October 31, 2014	October 31, 2013

Income
Interest Income	$8,021	$8,188	$6,156

Total Income	8,021	8,188	6,156

Expenses
Sponsor’s fee	(31,640)	(32,297)	(24,550)

Total Expenses	(31,640)	(32,297)	(24,550)
Net Loss	$(23,619)	$(24,109)	$(18,394)

Basic and Diluted Earnings per Share	$(0.24)	$(0.24)	$(0.24)
Weighted-average Shares Outstanding	100,000	100,000	76,027
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	18	8	(48)

Total Comprehensive Loss	$(23,601)	$(24,101)	$(18,442)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(23,619)	(24,109)	(18,394)
Adjustment of redeemable capital shares to redemption value	23,619	24,109	18,394

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	18	8	(48)
Adjustment of redeemable capital shares to redemption value	(18)	(8)	48

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

	Year ended October 31, 2015	Year ended October 31, 2014	Year ended October 31, 2013

Cash flows from operating activities
Cash received for accrued income	$8,022	$8,189	$5,796
Cash paid for expenses	(31,643)	(32,302)	(23,123)

Net cash used in operating activities	(23,621)	(24,113)	(17,327)

Cash flows from financing activities
Cash received to purchase redeemable shares	—	—	4,035,313

Net cash provided by financing activities	—	—	4,035,313

Adjustment to period cash flows due to currency movement	(250,417)	(52,181)	153,013

(Decrease)/Increase in cash	(274,038)	(76,294)	4,170,999
Cash at beginning of year	8,088,387	8,164,681	3,993,682

Cash at end of year	$7,814,349	$8,088,387	$8,164,681

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(23,619)	$(24,109)	$(18,394)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(673)	(697)	(703)
Prior period receivable from accrued interest	697	703	344
Currency translation adjustment	68	16	5
Accrued sponsor fee	2,654	2,748	2,774
Prior period accrued sponsor fee	(2,748)	(2,774)	(1,353)

Net cash used in operating activities	$(23,621)	$(24,113)	$(17,327)

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

The investment objective of the Trust is for the Trust’s shares (the “Shares”) to reflect the price in USD of the Chinese Renminbi plus accrued interest, if any, less the Trust’s expenses and liabilities. The Shares are intended to provide investors with a simple, cost-effective means of gaining investment benefits similar to those of holding Chinese Renminbi. The Trust’s assets primarily consist of Chinese Renminbi on demand deposit in two deposit accounts maintained by the Depository: a primary deposit account which may earn interest and a secondary deposit account which does not earn interest. The secondary deposit account is used to account for any interest that may be received and paid out on creations and redemptions of blocks of 50,000 Shares (“Baskets”). The secondary account is also used to account for interest earned, if any, on the primary deposit account, pay Trust expenses and distribute any excess interest to holders of Shares (“Shareholders”) on a monthly basis.

The accompanying audited financial statements were prepared in accordance with accounting principles generally accepted in the United States.

2.	Significant Accounting Policies

A.	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of the assets, liabilities and disclosures of contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period and the evaluation of subsequent events through the issuance date of the financial statements. Actual results could differ from those estimates.

B.	Foreign Currency Translation

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Chinese Renminbi Deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi/USD exchange rate as determined and published by The WM Company, at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

The functional currency of the Trust is the Chinese Renminbi in accordance with generally accepted accounting standards. For financial statement reporting purposes, the U.S. Dollar is the reporting currency. As a result, the financial records of the Trust are translated from Chinese Renminbi to USD. The Closing Spot Rate on the last day of the period is used for translation in the statements of financial condition. The average Closing Spot Rate for the period is used for translation in the statements of comprehensive income and the statements of cash flows. Any currency translation adjustment is included in comprehensive income.

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

Interest on the primary deposit account, if any, accrues daily as earned and is received on a monthly basis. Any interest below zero for the period is reflected as interest expense.

E.	Dividends

To the extent that the interest earned by the Trust, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trust will distribute, as a dividend (herein referred to as dividends or distributions), the excess interest earned in Chinese Renminbi effective on the first business day of the subsequent month. The Trustee will direct that the excess Chinese Renminbi be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

3.	Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the year ended October 31, 2015, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,754, resulting in an ending Chinese Yuan principal balance of 49,408,177. This equates to 7,814,349 USD. For the year ended October 31, 2014, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 148,195, resulting in an ending Chinese Yuan principal balance of 49,555,931. This equates to 8,088,387 USD. For year ended October 31, 2013, there were Chinese Yuan principal deposits of 24,884,414, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 106,855, resulting in an ending Chinese Yuan principal balance of 49,704,126. This equates to 8,164,681 USD.

Net interest, if any, associated with creation and redemption activity is held in a Chinese Renminbi-denominated non-interest-bearing account, and any balance is distributed in full as part of the monthly income distributions, if any.

4.	Redeemable Capital Shares

Shares are classified as “redeemable” for financial statement purposes, since they are subject to redemption. Shares are issued and redeemed continuously in Baskets in exchange for Chinese Renminbi. Individual investors cannot purchase or redeem Shares in direct transactions with the Trust. Only Authorized Participants (as defined below) may place orders to create and redeem Baskets. An Authorized Participant is a Depository Trust Company (“DTC”) participant that is a registered broker-dealer or other institution eligible to settle securities transactions through the book-entry facilities of the DTC and which has entered into a contractual arrangement with the Trust and the Sponsor governing, among other matters, the creation and redemption process. Only Authorized Participants may redeem their Shares at any time in Baskets.

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

Activity in redeemable capital Shares is as follows:

	Year ended		Year ended		Year ended
	October 31, 2015		October 31, 2014		October 31, 2013
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount

Opening balance	100,000	$8,086,336	100,000	$8,162,610	50,000	$3,992,673

Shares issued	—	—	—	—	50,000	4,035,313

Shares redeemed	—	—	—	—	—	—

Adjustment to period Shares due to currency movement and other	—	(273,968)	—	(76,274)	—	134,624

Ending balance	100,000	$7,812,368	100,000	$8,086,336	100,000	$8,162,610

The Trustee calculates the Trust’s NAV each business day. To calculate the NAV, the Trustee subtracts the Sponsor’s accrued fee through the previous day from the Chinese Renminbi held by the Trust (including all unpaid interest, if any, accrued through the preceding day) and calculates the value of the Chinese Renminbi in USD based upon the Closing Spot Rate. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate will be used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation. If the Trustee and the Sponsor determine that the most recent Closing Spot Rate is not an appropriate basis for valuation of the Trust’s Chinese Renminbi, they will determine an alternative basis for the valuation. The Trustee also determines the NAV per Share, which equals the NAV of the Trust, divided by the number of outstanding Shares. Shares deliverable under a purchase order are considered outstanding for purposes of determining NAV per Share; Shares deliverable under a redemption order are not considered outstanding for this purpose.

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015

Income
Interest Income	$1,978	$2,035	$1,962	$2,046

Total Income	1,978	2,035	1,962	2,046

Expenses
Sponsor’s fee	(7,803)	(8,029)	(7,738)	(8,070)

Total Expenses	(7,803)	(8,029)	(7,738)	(8,070)
Net Loss	$(5,825)	$(5,994)	$(5,776)	$(6,024)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(57)	8	(26)	93

Total Comprehensive Loss	$(5,882)	$(5,986)	$(5,802)	$(5,931)

Fiscal Period Ended October 31, 2014:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2014	July 31, 2014	April 30, 2014	January 31, 2014

Income
Interest Income	$2,061	$2,037	$1,996	$2,094

Total Income	2,061	2,037	1,996	2,094

Expenses
Sponsor’s fee	(8,128)	(8,035)	(7,872)	(8,262)

Total Expenses	(8,128)	(8,035)	(7,872)	(8,262)

Net Loss	$(6,067)	$(5,998)	$(5,876)	$(6,168)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(21)	(45)	98	(24)

Total Comprehensive Loss	$(6,088)	$(6,043)	$(5,778)	$(6,192)

6.	Sponsor’s Fee

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

CURRENCYSHARES®
CHINESE RENMINBI TRUST
By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Chinese Renminbi Trust

By:	/S/ NIKOLAOS BONOS
Nikolaos Bonos
Chief Executive Officer

Date: January 14, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ NIKOLAOS BONOS	Director and Chief Executive Officer	January 14, 2016
Nikolaos Bonos	(principal executive officer)

/S/ JOSEPH ARRUDA	Director and Chief Financial Officer	January 14, 2016
Joseph Arruda	(principal financial officer and principal accounting officer)

/S/ MICHAEL BYRUM	Director	January 14, 2016
Michael Byrum

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.