Form 10-Q
period 2016-07-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2016-09-09
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2016

or

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	July 31, 2016 (Unaudited)	October 31, 2015
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,427,684	$7,814,349
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	639	673

Total Current Assets	$7,428,323	$7,815,022

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,516	$2,654

Total Current Liabilities	2,516	2,654

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,425,807	7,812,368
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,428,323	$7,815,022

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2016	Three months ended July 31, 2015	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Income
Interest Income	$1,906	$2,035	$5,739	$6,043

Total Income	1,906	2,035	5,739	6,043

Expenses
Sponsor’s fee	(7,500)	(8,029)	(22,575)	(23,837)

Total Expenses	(7,500)	(8,029)	(22,575)	(23,837)
Net Loss	$(5,594)	$(5,994)	$(16,836)	$(17,794)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.17)	$(0.18)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	23	8	71	75

Total Comprehensive Loss	$(5,571)	$(5,986)	$(16,765)	$(17,719)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2016 (Unaudited)	Year ended October 31, 2015
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(16,836)	(23,619)
Adjustment of redeemable capital shares to redemption value	16,836	23,619

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	71	18
Adjustment of redeemable capital shares to redemption value	(71)	(18)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Nine months ended July 31, 2016	Nine months ended July 31, 2015
Cash flows from operating activities
Cash received for accrued income	$5,740	$6,044
Cash paid for expenses	(22,587)	(23,842)

Net cash used in operating activities	(16,847)	(17,798)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(369,818)	(118,678)

Decrease in cash	(386,665)	(136,476)
Cash at beginning of period	7,814,349	8,088,387

Cash at end of period	$7,427,684	$7,951,911

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(16,836)	$(17,794)
Adjustments to reconcile net loss to net cash used in operating activities
Receivable from accrued interest	(639)	(684)
Prior period receivable from accrued interest	673	697
Currency translation adjustment	93	30
Accrued sponsor fee	2,516	2,701
Prior period accrued sponsor fee	(2,654)	(2,748)

Net cash used in operating activities	$(16,847)	$(17,798)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the nine months ended July 31, 2016, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 110,268, resulting in an ending Chinese Yuan principal balance of 49,297,909. This equates to 7,427,684 USD. For the year ended October 31, 2015, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,754, resulting in an ending Chinese Yuan principal balance of 49,408,177. This equates to 7,814,349 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2016 (Unaudited)		Year ended October 31, 2015
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,812,368	100,000	$8,086,336
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(386,561)	—	(273,968)

Ending Balance	100,000	$7,425,807	100,000	$7,812,368

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2016 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since the Shares began trading:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at a prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2016.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2015, the number of Chinese Yuan owned by the Trust was 49,408,177, resulting in a redeemable capital share value of $7,812,368. During the nine months ended July 31, 2016, no additional Shares were created and no additional Shares were redeemed. In addition, 110,268 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2016, the number of Chinese Yuan owned by the Trust was 49,297,909, resulting in a redeemable capital Share value of $7,425,807.

A decrease in the Trust’s redeemable capital Share value from $7,812,368 at October 31, 2015 to $7,425,807 at July 31, 2016, was primarily the result of a decrease in the Closing Spot Rate from 0.15816 at October 31, 2015 to 0.15067 at July 31, 2016.

Interest income decreased from $2,035 for the three months ended July 31, 2015 to $1,906 for the three months ended July 31, 2016, and decreased from $6,043 for the nine months ended July 31, 2015 to $5,739 for the nine months ended July 31, 2016, attributable primarily to a decrease in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $8,029 for the three months ended July 31, 2015 to $7,500 for the three months ended July 31, 2016, and decreased from $23,837 for the nine months ended July 31, 2015 to $22,575 for the nine months ended July 31, 2016. The only expense of the Trust during the three months and nine months ended July 31, 2016 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2016 was $5,594, due to the Sponsor’s fee of $7,500 exceeding interest income of $1,906. The Trust’s net loss for the nine months ended July 31, 2016 was $22,575, due to the Sponsor’s fee of $22,575 exceeding interest income of $5,739.

Cash dividends were not paid by the Trust during the three months ended July 31, 2015, the three months ended July 31, 2016, the nine months ended July 31, 2015 and the nine months ended July 31, 2016 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Chinese Renminbi/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: September 9, 2016		By:	/s/ JOSEPH ARRUDA
Joseph Arruda
Chief Financial Officer
(principal financial officer)