Form 10-K
period 2016-10-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2017-01-12
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Aggregate market value of 100,000 shares of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of a share of the registrant’s common stock on April 30, 2016 as reported by NYSE Arca on that date: $7,582,000.

Number of Common Units of Beneficial Interest outstanding as of December 31, 2016: 100,000

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable SEC registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Sponsor was paid $29,976 for the fiscal year ended October 31, 2016.

The Trustee

The Bank of New York Mellon, a banking corporation with trust powers organized under the laws of the State of New York, serves as the Trustee. The Trustee is responsible for the day-to-day administration of the Trust, including keeping the Trust’s operational records.

Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Chinese Renminbi in the Trust at the end of the preceding day accrued but unpaid interest, if any, Chinese Renminbi receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Chinese Renminbi payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in U.S. Dollars (“USD”) based on the Chinese Renminbi/USD exchange rate as determined by The WM Company at 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

The secondary deposit account is used to account for any interest that may be received and paid on creations and redemptions of Baskets. The secondary deposit account is also used to account for interest earned on the primary deposit account, if any, pay Trust expenses and distribute any excess interest to Shareholders on a monthly basis. In the event that the interest deposited exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, then the Trustee will direct that the excess be converted into USD at the prevailing market rate and the Trustee will distribute the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own).

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

The International Monetary Fund (“IMF”) added the Chinese Renminbi to the Special Drawing Right (“SDR”), an international reserve asset based on a basket of global currencies, effective October 1, 2016. To satisfy IMF requirements, China has taken steps to reform its monetary and financial systems, including relinquishment of some of its controls over its currency. One of the IMF requirements is that the Chinese Renminbi be “freely usable,” which the IMF understands to mean that the currency is widely used to make payments for international transactions and is widely traded in the principal exchange markets. As China continues to reform its systems to maintain eligibility for inclusion of the Chinese Renminbi in the SDR, the markets will continue to react and the value of the Chinese Renminbi and of the Shares may be further impacted.

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

Following are the high and low sale prices of the Shares as reported by NYSE Arca for each of the quarters during the fiscal years ended October 31, 2016 and October 31, 2015:

Fiscal Year Ended October 31, 2016:	High	Low
Quarter Ended
January 31, 2016	$78.17	$72.50
April 30, 2016	$77.17	$74.09
July 31, 2016	$76.34	$73.12
October 31, 2016	$74.69	$72.48

Fiscal Year Ended October 31, 2015:	High	Low
Quarter Ended
January 31, 2015	$81.29	$78.13
April 30, 2015	$80.23	$77.88
July 31, 2015	$80.96	$78.88
October 31, 2015	$79.05	$75.35

The number of record holders of Shares of the registrant as of November 30, 2016 was approximately 35.

The Trust did not redeem Baskets from Authorized Participants in the fourth quarter of the fiscal year covered by this report.

The Trust did not distribute any cash dividends per Share during the fiscal years ended October 31, 2016 and October 31, 2015.

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

Item 6.	Selected Financial Data

Following are financial highlights for the fiscal years October 31, 2016, October 31, 2015, October 31, 2014, October 31, 2013 and October 31, 2012.

	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014	Fiscal Year ended October 31, 2013	Fiscal Year ended October 31, 2012
Income
Interest income	$7,620	$8,021	$8,188	$6,156	$6,067

Total Income	7,620	8,021	8,188	6,156	6,067
Expenses
Sponsor’s fee	(29,976)	(31,640)	(32,297)	(24,550)	(23,695)

Total Expenses	(29,976)	(31,640)	(32,297)	(24,550)	(23,695)
Net Loss	$(22,356)	$(23,619)	$(24,109)	$(18,394)	$(17,628)

Basic and Diluted Earnings per Share	$(0.22)	$(0.24)	$(0.24)	$(0.24)	$(0.24)
Weighted-average Shares Outstanding	100,000	100,000	100,000	76,027	75,000
Cash Dividends per Share	$—	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	144	18	8	(48)	(76)

Total Comprehensive Loss	$(22,212)	$(23,601)	$(24,101)	$(18,442)	$(17,704)

As of October 31, 2016, total assets were $7,264,165, and for the fiscal year ended October 31, 2016, net cash flows were $(550,810).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of October 31, 2016 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since October 31, 2011:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended October 31, 2016.

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

Results of Operations

As of October 31, 2014, the number of Chinese Yuan owned by the Trust was 49,555,931, resulting in a redeemable capital share value of $8,086,336. During the year ended October 31, 2015, no additional shares were created and no additional shares were redeemed. In addition, 147,754 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2015 the number of Chinese Yuan owned by the Trust was 49,408,177, resulting in a redeemable capital share value of $7,812,368. During the year ended October 31, 2016, no additional shares were created and no additional shares were redeemed. In addition, 147,222 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2016, the number of Chinese Yuan owned by the Trust was 49,260,955, resulting in a redeemable capital share value of $7,261,704.

A decrease in the Trust’s redeemable capital share value from $7,812,368 at October 31, 2015 to $7,261,704 at October 31, 2016, was primarily the result of a decrease in the Closing Spot Rate from 0.15816 at October 31, 2015 to 0.14745 at October 31, 2016. A decrease in the Trust’s redeemable capital share value from $8,086,336 at October 31, 2014 to $7,812,368 at October 31, 2015 was primarily the result of a decrease in the Closing Spot Rate from 0.16322 at October 31, 2014 to 0.15816 at October 31, 2015.

Interest income decreased from $8,021 for the year ended October 31, 2015 to $7,620 for the year ended October 31, 2016, attributable primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart. Interest income decreased from $8,188 for the year ended October 31, 2014 to $8,021 for the year ended October 31, 2015 attributable primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $31,640 for the year ended October 31, 2015 to $29,976 for the year ended October 31, 2016. The only expense of the Trust during the year ended October 31, 2016 was the Sponsor’s fee. Due primarily to a decrease in the Closing Spot Rate as set forth in the Noon Buying Rate/Closing Spot Rate chart, the Sponsor’s fee decreased from $32,297 for the year ended October 31, 2014 to $31,640 for the year ended October 31, 2015. The only expense of the Trust during the year ended October 31, 2015 was the Sponsor’s fee.

The Trust’s net loss for the year ended October 31, 2016 was $22,356, due to the Sponsor’s fee of $29,976 exceeding interest income of $7,620. The Trust’s net loss for the year ended October 31, 2015 was $23,619 due to the Sponsor’s fee of $31,640 exceeding interest income of $8,021. The Trust’s net loss for the year ended October 31, 2014 was $24,109, due to the Sponsor’s fee of $32,297 exceeding interest income of $8,188.

Cash dividends were not paid by the Trust in the years ended October 31, 2016, October 31, 2015, or October 31, 2014, as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Evaluation of Disclosure Controls and Procedures

The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of October 31, 2016. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this annual report.

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

The chief executive officer and chief financial officer of the Sponsor have assessed the effectiveness of the Trust’s internal control over financial reporting as of October 31, 2016. Their assessment included an evaluation of the design of the Trust’s internal control over financial reporting and testing of the operation effectiveness of its internal controls over financial reporting. Based on their assessment and those criteria, the chief executive officer and chief financial officer of the Sponsor believe that the Trust maintained effective internal control over financial reporting as of October 31, 2016.

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

John Sullivan and Keith Kemp serve as the Chief Executive Officer and Chief Financial Officer of the Sponsor, respectively. The Sponsor’s Board of Managers is composed of John Sullivan, Keith Kemp and Michael Byrum.

John Sullivan, age 61, has been the Chief Executive Officer of the Sponsor since September 2016. Mr. Sullivan has been Senior Managing Director of the Sponsor since 2010. Mr. Sullivan has also served as Chief Financial Officer, Chief Accounting Officer and Treasurer of certain funds in the Guggenheim fund complex since 2010. Mr. Sullivan served as Managing Director and Chief Compliance Officer of each of the funds in the Van Kampen Investments, Inc. fund complex from 2004 to 2010 and as Chief Financial Officer and Treasurer of the Van Kampen Investments, Inc. fund complex from 1996 to 2004. Mr. Sullivan also served as Managing Director and Head of Fund Accounting and Administration for Morgan Stanley Investment Management from 2002 to 2004. Mr. Sullivan holds a Master of Business Administration degree in Finance from DePaul University and a Bachelor of Business Administration degree in Accounting from Western Illinois University.

Keith Kemp, age 56, has been the Chief Financial Officer of the Sponsor since September 2016. Mr. Kemp has served as Managing Director of Guggenheim Partners Investment Management, LLC from April 2015 to the present and as Director of Guggenheim Partners Investment Management, LLC from 2010 to 2015. Mr. Kemp has also served as Treasurer and Assistant Treasurer of certain funds in the Guggenheim fund complex since 2010 and 2016, respectively. Mr. Kemp served as Managing Director of Transparent Value, LLC from 2015 to 2016 and as Director of Transparent Value, LLC from 2010 to 2015. Mr. Kemp also served as Chief Operating Officer of Macquarie Capital Investment Management from 2007 to 2009. Mr. Kemp holds a Bachelor of Science degree in Accounting from the State University of New York at Oswego.

Michael Byrum, 46, has served as a Manager of the Sponsor since September 2005. Since August 2006, he has served as the Chief Investment Officer, of Rydex Advisors II, LLC (RAII), and Rydex Advisors, LLC (RA), affiliates of the Sponsor, and each of which were merged into Security Investors, LLC, also an affiliate of the Sponsor, as of January 3, 2011. Mr. Byrum served as the Executive Vice President of RAII from December 2002 to May 2004, and as President of RA from May 2004 until January 2011. He has served as Senior Vice President of Security Investors, LLC, since December 1, 2010. Mr. Byrum is a Chartered Financial Analyst and has a Bachelor of Science in Business Administration with a major in Finance from Miami University of Ohio.

Item 11.	Executive Compensation

Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Not applicable.

Item 14.	Principal Accountant Fees and Services

The following fees were paid by the Sponsor and were for services performed by Ernst & Young LLP for the fiscal years ended October 31, 2016 and October 31, 2015:

	2016	2015
Audit Fees	$25,988	$25,231
Audit-related fees	2,100	0
Tax fees	0	0
All other Fees	0	0

	$28,088	$25,231

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Index to Financial Statements on Page F-1 for a list of the financial statements being filed as a part of this report. Schedules have been omitted since they are either not required, not applicable or the information has otherwise been included.

Exhibits

Exhibit No.	Description

3.1	Certificate of Formation of Guggenheim Specialized Products, LLC dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Amendment to Certificate of Formation of Guggenheim Specialized Products, LLC dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Limited Liability Company Agreement of Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreement dated as of March 6, 2012 between Guggenheim Specialized Products, LLC and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Participant Agreement dated as of September 13, 2011 among Merrill Lynch Professional Clearing Corp., The Bank of New York Mellon, as Trustee, and Guggenheim Specialized Products, LLC (together with Schedule pursuant to Instruction 2 to Item 601 of Regulation S-K), incorporated herein by reference to Exhibit 4.3 to the Annual Report on Form 10-K filed by the Trust on January 14, 2014.

4.4	Form of Participant Agreement among The Bank of New York Mellon, Guggenheim Specialized Products, LLC, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.4 to the Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed by the Trust on January 14, 2016.

10.1	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

10.2	Sublicense Agreement dated as of June 1, 2011 between Security Investors, LLC and Guggenheim Specialized Products, LLC, incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

CurrencyShares® Chinese Renminbi Trust

Financial Statements as of October 31, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of CurrencyShares® Chinese Renminbi Trust:

We have audited the accompanying statements of financial condition of CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2016 and 2015, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for each of the three years ended October 31, 2016. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CurrencyShares® Chinese Renminbi Trust at October 31, 2016 and 2015 and the results of its operations and its cash flows for each of the three years ended October 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

McLean, VA

January 12, 2017

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	October 31, 2016	October 31, 2015
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,263,539	$7,814,349
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	626	673

Total Current Assets	$7,264,165	$7,815,022

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,461	$2,654

Total Current Liabilities	2,461	2,654

Commitments and Contingent Liabilities (note 9)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,261,704	7,812,368
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,264,165	$7,815,022

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Income
Interest Income	$7,620	$8,021	$8,188

Total Income	7,620	8,021	8,188

Expenses
Sponsor’s fee	(29,976)	(31,640)	(32,297)

Total Expenses	(29,976)	(31,640)	(32,297)

Net Loss	$(22,356)	$(23,619)	$(24,109)

Basic and Diluted Earnings per Share	$(0.22)	$(0.24)	$(0.24)
Weighted-average Shares Outstanding	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—

Other Comprehensive Income:
Currency translation adjustment	144	18	8

Total Comprehensive Loss	$(22,212)	$(23,601)	$(24,101)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Retained Earnings, Beginning of Year	$—	$—	$—
Net Loss	(22,356)	(23,619)	(24,109)
Adjustment of redeemable capital shares to redemption value	22,356	23,619	24,109

Retained Earnings, End of Year	$—	$—	$—

Cumulative Translation Adjustment, Beginning of Year	$—	$—	$—
Currency translation adjustment	144	18	8
Adjustment of redeemable capital shares to redemption value	(144)	(18)	(8)

Cumulative Translation Adjustment, End of Year	$—	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

	Year ended October 31, 2016	Year ended October 31, 2015	Year ended October 31, 2014
Cash flows from operating activities
Cash received for accrued income	$7,621	$8,022	$8,189
Cash paid for expenses	(29,987)	(31,643)	(32,302)

Net cash used in operating activities	(22,366)	(23,621)	(24,113)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(528,444)	(250,417)	(52,181)

Decrease in cash	(550,810)	(274,038)	(76,294)
Cash at beginning of year	7,814,349	8,088,387	8,164,681

Cash at end of year	$7,263,539	$7,814,349	$8,088,387

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(22,356)	$(23,619)	$(24,109)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(626)	(673)	(697)
Prior period receivable from accrued interest	673	697	703
Currency translation adjustment	136	68	16
Accrued sponsor fee	2,461	2,654	2,748
Prior period accrued sponsor fee	(2,654)	(2,748)	(2,774)

Net cash used in operating activities	$(22,366)	$(23,621)	$(24,113)

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Chinese Renminbi deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi/USD exchange rate as determined and published by The WM Company at 4:00 PM (London time/London fixing) on each day that NYSE Arca is open for regular trading.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the year ended October 31, 2016, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,222, resulting in an ending Chinese Yuan principal balance of 49,260,955. This equates to 7,263,539 USD. For the year ended October 31, 2015, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,754, resulting in an ending Chinese Yuan principal balance of 49,408,177. This equates to 7,814,349 USD. For the year ended October 31, 2014, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 148,195, resulting in an ending Chinese Yuan principal balance of 49,555,931. This equates to 8,088,387 USD.

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

Activity in redeemable capital Shares is as follows:

	Year ended October 31, 2016		Year ended October 31, 2015		Year ended October 31, 2014
		U.S. Dollar		U.S. Dollar		U.S. Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
Opening Balance	100,000	$7,812,368	100,000	$8,086,336	100,000	$8,162,610

Shares Issued	—	—	—	—	—	—

Shares Redeemed	—	—	—	—	—	—

Adjustment to period Shares due to currency movement and other	—	(550,664)	—	(273,968)	—	(76,274)

Ending Balance	100,000	$7,261,704	100,000	$7,812,368	100,000	$8,086,336

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

5.	Selected Quarterly Information (Unaudited)

Fiscal Period Ended October 31, 2016:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2016	July 31, 2016	April 30, 2016	January 31, 2016
Income
Interest Income	$1,881	$1,906	$1,895	$1,938

Total Income	1,881	1,906	1,895	1,938

Expenses
Sponsor’s fee	(7,401)	(7,500)	(7,453)	(7,622)

Total Expenses	(7,401)	(7,500)	(7,453)	(7,622)

Net Loss	$(5,520)	$(5,594)	$(5,558)	$(5,684)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	73	23	(22)	70

Total Comprehensive Loss	$(5,447)	$(5,571)	$(5,580)	$(5,614)

Fiscal Period Ended October 31, 2015:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2015	July 31, 2015	April 30, 2015	January 31, 2015
Income
Interest Income	$1,978	$2,035	$1,962	$2,046

Total Income	1,978	2,035	1,962	2,046

Expenses
Sponsor’s fee	(7,803)	(8,029)	(7,738)	(8,070)

Total Expenses	(7,803)	(8,029)	(7,738)	(8,070)

Net Loss	$(5,825)	$(5,994)	$(5,776)	$(6,024)

Basic and Diluted Earnings per Share	$(0.06)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(57)	8	(26)	93

Total Comprehensive Loss	$(5,882)	$(5,986)	$(5,802)	$(5,931)

6.	Sponsor’s Fee

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

CURRENCYSHARES®
CHINESE RENMINBI TRUST

By	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Chinese Renminbi Trust

By:	/S/ JOHN SULLIVAN
John Sullivan
Chief Executive Officer

Date: January 12, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity	Date

/S/ JOHN SULLIVAN John Sullivan	Director and Chief Executive Officer (principal executive officer)	January 12, 2017

/S/ KEITH KEMP Keith Kemp	Director and Chief Financial Officer (principal financial officer and principal accounting officer)	January 12, 2017

/S/ MICHAEL BYRUM Michael Byrum	Director	January 12, 2017

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Guggenheim Specialized Products, LLC, the Sponsor of the registrant.