Form 10-Q
period 2017-01-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2017-03-13
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	January 31, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,211,823	$7,263,539
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	621	626

Total Current Assets	$7,212,444	$7,264,165

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,450	$2,461

Total Current Liabilities	2,450	2,461

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,209,994	7,261,704
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,212,444	$7,264,165

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Income
Interest Income	$1,828	$1,938

Total Income	1,828	1,938

Expenses
Sponsor’s fee	(7,211)	(7,622)

Total Expenses	(7,211)	(7,622)
Net Loss	$(5,383)	$(5,684)

Basic and Diluted Earnings per Share	$(0.05)	$(0.06)
Weighted-average Shares Outstanding	100,000	100,000
Cash Dividends per Share	$—	$—

Other Comprehensive (Loss)/Income:
Currency translation adjustment	(46)	70

Total Comprehensive Loss	$(5,429)	$(5,614)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(5,383)	(22,356)
Adjustment of redeemable capital shares to redemption value	5,383	22,356

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(46)	144
Adjustment of redeemable capital shares to redemption value	46	(144)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Three months ended January 31, 2017	Three months ended January 31, 2016
Cash flows from operating activities
Cash received for accrued income	$1,829	$1,938
Cash paid for expenses	(7,206)	(7,631)

Net cash used in operating activities	(5,377)	(5,693)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(46,339)	(322,799)

Decrease in cash	(51,716)	(328,492)
Cash at beginning of period	7,263,539	7,814,349

Cash at end of period	$7,211,823	$7,485,857

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(5,383)	$(5,684)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(621)	(644)
Prior period receivable from accrued interest	626	673
Currency translation adjustment	12	80
Accrued sponsor fee	2,450	2,536
Prior period accrued sponsor fee	(2,461)	(2,654)

Net cash used in operating activities	$(5,377)	$(5,693)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 12, 2017.

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

The Trustee calculates the Trust’s net asset value (“NAV”) each business day, as described in Note 4. For NAV calculation purposes, Chinese Renminbi deposits (cash) are translated at the Closing Spot Rate, which is the Chinese Renminbi /USD exchange rate as determined and published by The WM Company at 4:00 PM (London time/London fixing) on each day that NYSE Arca, Inc. (“NYSE Arca”) is open for regular trading.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the three months ended January 31, 2017, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 37,016, resulting in an ending Chinese Yuan principal balance of 49,223,939. This equates to 7,211,823 USD. For the year ended October 31, 2016, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,222, resulting in an ending Chinese Yuan principal balance of 49,260,955. This equates to 7,263,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,261,704	100,000	$7,812,368
Shares Issued	—	—	—	—
Shares Redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(51,710)	—	(550,664)

Ending Balance	100,000	$7,209,994	100,000	$7,261,704

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

Definition of Net Asset Value

The Trustee calculates, and the Sponsor publishes, the Trust’s Net Asset Value (“NAV”) each business day. To calculate the NAV, the Trustee adds to the amount of Chinese Renminbi in the Trust at the end of the preceding day accrued but unpaid interest, Chinese Renminbi receivable under pending purchase orders and the value of other Trust assets, and subtracts the accrued but unpaid Sponsor’s fee, Chinese Renminbi payable under pending redemption orders and other Trust expenses and liabilities, if any. The NAV is expressed in USD based on the Chinese Renminbi/USD exchange rate as determined by The WM Company as of 4:00 PM (London time / London fixing) (the “Closing Spot Rate”) on each day that NYSE Arca is open for regular trading. If, on a particular evaluation day, the Closing Spot Rate has not been determined and announced by 6:00 PM (London time), then the most recent Closing Spot Rate is used to determine the NAV of the Trust unless the Trustee, in consultation with the Sponsor, determines that such price is inappropriate to use as the basis for the valuation.

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

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2017 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since January 31, 2012:

FXCH Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2017.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2016, the number of Chinese Yuan owned by the Trust was 49,260,955, resulting in a redeemable capital share value of $7,261,704. During the three months ended January 31, 2017, no additional Shares were created and no additional Shares were redeemed. In addition, 37,016 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2017, the number of Chinese Yuan owned by the Trust was 49,223,939, resulting in a redeemable capital Share value of $7,209,994.

A decrease in the Trust’s redeemable capital Share value from $7,261,704 at October 31, 2016 to $7,209,994 at January 31, 2017, was primarily the result of a decrease in the Closing Spot Rate from 0.14745 at October 31, 2016 to 0.14651 at January 31, 2017.

Interest income decreased from $1,938 for the three months ended January 31, 2016 to $1,828 for the three months ended January 31, 2017, attributable primarily to a decrease in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $7,622 for the three months ended January 31, 2016 to $7,211 for the three months ended January 31, 2017. The only expense of the Trust during the three months ended January 31, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2017 was $5,383 due to the Sponsor’s fee of $7,211 exceeding interest income of $1,828.

Cash dividends were not paid by the Trust for the three months ended January 31, 2016 or the three months ended January 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Chinese Renminbi/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of January 31, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 12, 2017.

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

CURRENCYSHARES®
CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares®
Chinese Renminbi Trust

Date: March 13, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)