Form 10-Q
period 2017-04-30
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2017-06-09
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (d232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

CURRENCYSHARES® CHINESE RENMBINI TRUST

INDEX

Caption	Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Statements of Financial Condition at April 30, 2017 and October 31, 2016	2

Statements of Comprehensive Income for the three months ended April 30, 2017, the three months ended April 30, 2016, the six months ended April 30, 2017 and the six months ended April 30, 2016	3

Statements of Changes in Shareholders’ Equity for the six months ended April 30, 2017 and the year ended October 31, 2016	4

Statements of Cash Flows for the six months ended April 30, 2017 and the six months ended April 30, 2016	5

Notes to Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14

Item 4. Controls and Procedures	14

Part II — OTHER INFORMATION

Item 1. Legal Proceedings	15

Item 1A. Risk Factors	15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3. Defaults Upon Senior Securities	15

Item 4. Mine Safety Disclosures	15

Item 5. Other Information	15

Item 6. Exhibits	16

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	April 30, 2017 (Unaudited)	October 31, 2016
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,130,152	$7,263,539
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	594	626

Total Current Assets	$7,130,746	$7,264,165

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,344	$2,461

Total Current Liabilities	2,344	2,461

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,128,402	7,261,704
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,130,746	$7,264,165

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended	Three months ended	Six months ended	Six months ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Income
Interest Income	$1,770	$1,895	$3,598	$3,833

Total Income	1,770	1,895	3,598	3,833

Expenses
Sponsor’s fee	(6,981)	(7,453)	(14,192)	(15,075)

Total Expenses	(6,981)	(7,453)	(14,192)	(15,075)
Net Loss	$(5,211)	$(5,558)	(10,594)	$(11,242)

Basic and Diluted Earnings per Share	$(0.05)	$(0.06)	$(0.11)	$(0.11)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	19	(22)	(27)	48

Total Comprehensive Loss	$(5,192)	$(5,580)	$(10,621)	$(11,194)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Six months ended April 30, 2017 (Unaudited)	Year ended October 31, 2016
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(10,594)	(22,356)
Adjustment of redeemable capital shares to redemption value	10,594	22,356

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(27)	144
Adjustment of redeemable capital shares to redemption value	27	(144)

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

(Unaudited)

	Six months ended April 30, 2017	Six months ended April 30, 2016
Cash flows from operating activities
Cash received for accrued income	$3,619	$3,854
Cash paid for expenses	(14,267)	(15,169)

Net cash used in operating activities	(10,648)	(11,315)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	(122,739)	(196,964)

Decrease in cash	(133,387)	(208,279)
Cash at beginning of period	7,263,539	7,814,349

Cash at end of period	$7,130,152	$7,606,070

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(10,594)	$(11,242)
Adjustments to reconcile net loss to net cash used in operating activities
Receivable from accrued interest	(594)	(634)
Prior period receivable from accrued interest	626	673
Currency translation adjustment	31	48
Accrued sponsor fee	2,344	2,494
Prior period accrued sponsor fee	(2,461)	(2,654)

Net cash used in operating activities	$(10,648)	$(11,315)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the six months ended April 30, 2017, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 73,245, resulting in an ending Chinese Yuan principal balance of 49,187,710. This equates to 7,130,152 USD. For the year ended October 31, 2016, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 147,222, resulting in an ending Chinese Yuan principal balance of 49,260,955. This equates to 7,263,539 USD.

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

Activity in redeemable capital Shares is as follows:

	Six months ended April 30, 2017 (Unaudited)		Year ended October 31, 2016
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,261,704	100,000	$7,812,368
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(133,302)	—	(550,664)

Ending Balance	100,000	$7,128,402	100,000	$7,261,704

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

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of April 30, 2017 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since April 30, 2012:

FXCH Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended April 30, 2017.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2016, the number of Chinese Yuan owned by the Trust was 49,260,955, resulting in a redeemable capital share value of $7,261,704. During the six months ended April 30, 2017, no additional Shares were created and no additional Shares were redeemed. In addition, 73,245 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of April 30, 2017, the number of Chinese Yuan owned by the Trust was 49,187,710, resulting in a redeemable capital Share value of $7,128,402.

A decrease in the Trust’s redeemable capital Share value from $7,261,704 at October 31, 2016 to $7,128,402 at April 30, 2017, was primarily the result of a decrease in the Closing Spot Rate from 0.14745 at October 31, 2016 to 0.14496 at April 30, 2017.

Interest income decreased from $1,895 for the three months ended April 30, 2016 to $1,770 for the three months ended April 30, 2017, and decreased from $3,833 for the six months ended April 30, 2016 to $3,598 for the six months ended April 30, 2017, attributable primarily to a decrease in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate, the Sponsor’s fee decreased from $7,453 for the three months ended April 30, 2016 to $6,981 for the three months ended April 30, 2017, and decreased from $15,075 for the six months ended April 30, 2016 to $14,192 for the six months ended April 30, 2017. The only expense of the Trust during the three months and six months ended April 30, 2017 was the Sponsor’s fee.

The Trust’s net loss for the three months ended April 30, 2017 was $5,211 due to the Sponsor’s fee of $6,981 exceeding interest income of $1,770. The Trust’s net loss for the six months ended April 30, 2017 was $10,594 due to the Sponsor’s fee of $14,192 exceeding interest income of $3,598.

Cash dividends were not paid by the Trust for the three months ended April 30, 2016, the three months ended April 30, 2017, the six months ended April 30, 2016 and the six months ended April 30, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Chinese Renminbi/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s chief executive officer and chief financial officer, who exercise oversight over the Trust as the Trust has no officers. The chief executive officer and chief financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of April 30, 2017. Based on that evaluation, the chief executive officer and chief financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

	By:	Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: June 9, 2017		By:	/s/ KEITH KEMP
Keith Kemp
Chief Financial Officer
(principal financial officer)