Form 10-Q
period 2018-01-31
CURRENCYSHARES CHINESE RENMINBI TRUST
filed 2018-03-12
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2018

or

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

CURRENCYSHARES® CHINESE RENMBINI TRUST

PART I – FINANCIAL INFORMATION

Item 1.    Financial Statements

CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	January 31, 2018 (Unaudited)	October 31, 2017
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,797,082	$7,406,019
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	671	638

Total Current Assets	$7,797,753	$7,406,657

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,649	$2,516

Total Current Liabilities	2,649	2,516
Commitments and Contingent Liabilities (note 8)	—	—
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,795,104	7,404,141
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,797,753	$7,406,657

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Income
Interest Income	$1,916	$1,828

Total Income	1,916	1,828
Expenses
Sponsor’s fee	(7,558)	(7,211)

Total Expenses	(7,558)	(7,211)
Net Loss	$(5,642)	$(5,383)

Basic and Diluted Earnings per Share	$(0.06)	$(0.05)
Weighted-average Shares Outstanding	100,000	100,000
Cash Dividends per Share	$—	$—

Other Comprehensive Loss:
Currency translation adjustment	(227)	(46)

Total Comprehensive Loss	$(5,869)	$(5,429)

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Three months ended January 31, 2018 (Unaudited)	Year ended October 31, 2017
Retained Earnings, Beginning of Period	$—	$—
Net Loss	(5,642)	(21,604)
Adjustment of redeemable capital shares to redemption value	5,642	21,604

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	(227)	(88)
Adjustment of redeemable capital shares to redemption value	227	88

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Three months ended January 31, 2018	Three months ended January 31, 2017
Cash flows from operating activities
Cash received for accrued income	$1,917	$1,829
Cash paid for expenses	(7,560)	(7,206)

Net cash used in operating activities	(5,643)	(5,377)
Cash flows from financing activities
Adjustment to period cash flows due to currency movement	396,706	(46,339)

Increase/(Decrease) in cash	391,063	(51,716)
Cash at beginning of period	7,406,019	7,263,539

Cash at end of period	$7,797,082	$7,211,823

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(5,642)	$(5,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(671)	(621)
Prior period receivable from accrued interest	638	626
Currency translation adjustment	(101)	12
Accrued sponsor fee	2,649	2,450
Prior period accrued sponsor fee	(2,516)	(2,461)

Net cash used in operating activities	$(5,643)	$(5,377)

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

The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q. In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K as filed on January 11, 2018.

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

3. Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the three months ended January 31, 2018, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 36,951, resulting in an ending Chinese Yuan principal balance of 49,077,176. This equates to 7,797,082 USD. For the year ended October 31, 2017, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 146,828, resulting in an ending Chinese Yuan principal balance of 49,114,127. This equates to 7,406,019 USD.

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

Activity in redeemable capital Shares is as follows:

	Three months ended January 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,404,141	100,000	$7,261,704
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	390,963	—	142,437

Ending Balance	100,000	$7,795,104	100,000	$7,404,141

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

9. Subsequent Event

On September 28, 2017, Guggenheim Capital LLC entered into an agreement to sell its exchange-traded funds business to Invesco Ltd. (“Invesco”), a leading independent global investment management company (the “Transaction”). In connection with the Transaction, Invesco will acquire 100% of the issued and outstanding membership interests of Guggenheim Specialized Products, LLC, the sponsor of the Trust. The Transaction is expected to close in the second quarter of 2018.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of January 31, 2018 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since January 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended January 31, 2018.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2017, the number of Chinese Yuan owned by the Trust was 49,114,127, resulting in a redeemable capital share value of $7,404,141. During the three months ended January 31, 2018, no additional Shares were created and no additional Shares were redeemed. In addition, 36,951 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of January 31, 2018, the number of Chinese Yuan owned by the Trust was 49,077,176, resulting in a redeemable capital Share value of $7,795,104.

An increase in the Trust’s redeemable capital share value from $7,404,141 at October 31, 2017 to $7,795,104 at January 31, 2018 was primarily the result of an increase in the Closing Spot Rate from 0.15079 at October 31, 2017 to 0.15887 at January 31, 2018.

Interest income increased from $1,828 for the three months ended January 31, 2017 to $1,916 for the three months ended January 31, 2018, attributable primarily to an increase in the Closing Spot Rate as set forth in the ‘Closing Spot Rate’ chart shown previously.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the Closing Spot Rate, the Sponsor’s fee increased from $7,211 for the three months ended January 31, 2017 to $7,558 for the three months ended January 31, 2018. The only expense of the Trust during the three months ended January 31, 2018 was the Sponsor’s fee.

The Trust’s net loss for the three months ended January 31, 2018 was $5,642 due to the Sponsor’s fee of $7,558 exceeding interest income of $1,916.

Cash dividends were not paid by the Trust for the three months ended January 31, 2017 or the three months ended January 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Trust’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on January 11, 2018.

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

CURRENCYSHARES® CHINESE RENMINBI TRUST

By: Guggenheim Specialized Products, LLC
Sponsor of the CurrencyShares® Chinese Renminbi Trust

Date: March 12, 2018	By:	/s/ KEITH D. KEMP
Keith D. Kemp
Chief Financial Officer
(principal financial officer)