Form 10-Q
period 2018-07-31
Invesco CurrencyShares Chinese Renminbi Trust
filed 2018-09-07
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2018

or

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

INVESCO CURRENCYSHARES® CHINESE RENMINBI TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	July 31, 2018 (Unaudited)	October 31, 2017

Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$7,190,480	$7,406,019
Chinese Renminbi deposits, non-interest bearing	—	—
Receivable from accrued interest	619	638

Total Current Assets	$7,191,099	$7,406,657

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$2,443	$2,516

Total Current Liabilities	2,443	2,516

Commitments and Contingent Liabilities (note 8)	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 100,000 issued and outstanding	7,188,656	7,404,141
Shareholders’ Equity:
Retained Earnings	—	—
Cumulative Translation Adjustment	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$7,191,099	$7,406,657

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

(Unaudited)

	Three months ended July 31, 2018	Three months ended July 31, 2017	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Income
Interest Income	$1,921	$1,843	$5,759	$5,441

Total Income	1,921	1,843	5,759	5,441

Expenses
Sponsor’s fee	(7,577)	(7,272)	(22,717)	(21,464)

Total Expenses	(7,577)	(7,272)	(22,717)	(21,464)

Net Loss	$(5,656)	$(5,429)	$(16,958)	$(16,023)

Basic and Diluted Earnings per Share	$(0.06)	$(0.05)	$(0.17)	$(0.16)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—

Other Comprehensive Income/(Loss):
Currency translation adjustment	244	(67)	26	(94)

Total Comprehensive Loss	$(5,412)	$(5,496)	$(16,932)	$(16,117)

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Nine months ended July 31, 2018 (Unaudited)	Year ended October 31, 2017

Retained Earnings, Beginning of Period	$—	$—
Net Loss	(16,958)	(21,604)
Adjustment of redeemable capital shares to redemption value	16,958	21,604

Retained Earnings, End of Period	$—	$—

Cumulative Translation Adjustment, Beginning of Period	$—	$—
Currency translation adjustment	26	(88)
Adjustment of redeemable capital shares to redemption value	(26)	88

Cumulative Translation Adjustment, End of Period	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statement of Cash Flows

(Unaudited)

	Nine months ended July 31, 2018	Nine months ended July 31, 2017

Cash flows from operating activities
Cash received for accrued income	$5,759	$5,443
Cash paid for Sponsor’s fee	(22,717)	(21,463)

Net cash used in operating activities	(16,958)	(16,020)

Adjustment to period cash flows due to currency movement	(198,581)	54,464

(Decrease)/Increase in cash	(215,539)	38,444
Cash at beginning of period	7,406,019	7,263,539

Cash at end of period	$7,190,480	$7,301,983

Reconciliation of net loss to net cash used in operating activities
Net Loss	$(16,958)	$(16,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Receivable from accrued interest	(619)	(629)
Prior period receivable from accrued interest	638	626
Currency translation adjustment	54	(13)
Accrued Sponsor’s fee	2,443	2,480
Prior period accrued Sponsor’s fee	(2,516)	(2,461)

Net cash used in operating activities	$(16,958)	$(16,020)

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.10%. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the nine months ended July 31, 2018, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 109,568, resulting in an ending Chinese Yuan principal balance of 49,004,559. This equates to $7,190,480 USD. For the year ended October 31, 2017, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 146,828, resulting in an ending Chinese Yuan principal balance of 49,114,127. This equates to 7,406,019 USD.

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

Activity in redeemable capital Shares is as follows:

	Nine months ended July 31, 2018 (Unaudited)		Year ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	100,000	$7,404,141	100,000	$7,261,704
Shares issued	—	—	—	—
Shares redeemed	—	—	—	—
Adjustment to period Shares due to currency movement and other	—	(215,485)	—	142,437

Ending Balance	100,000	$7,188,656	100,000	$7,404,141

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

FXCH Price Movement

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of July 31, 2018 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since July 31, 2013:

FXCH Daily Rate

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended July 31, 2018.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of October 31, 2017, the number of Chinese Yuan owned by the Trust was 49,114,127, resulting in a redeemable capital share value of $7,404,141. During the nine months ended July 31, 2018, no additional Shares were created and no additional Shares were redeemed. In addition, 109,568 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of July 31, 2018, the number of Chinese Yuan owned by the Trust was 49,004,559, resulting in a redeemable capital Share value of $7,188,656.

A decrease in the Trust’s redeemable capital share value from $7,404,141 at October 31, 2017 to $7,188,656 at July 31, 2018 was primarily the result of a decrease in the Closing Spot Rate from 0.15079 at October 31, 2017 to 0.14673 at July 31, 2018.

Interest income increased from $1,843 for the three months ended July 31, 2017 to $1,921 for the three months ended July 31, 2018, and increased from $5,441 for the nine months ended July 31, 2017 to $5,759 for the nine months ended July 31, 2018, attributable primarily to an increase in the Closing Spot Rate as set forth in the previous “Closing Spot Rate” chart.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to an increase in the Closing Spot Rate, the Sponsor’s fee increased from $7,272 for the three months ended July 31, 2017 to $7,577 for the three months ended July 31, 2018, and increased from $21,464 for the nine months ended July 31, 2017 to $22,717 for the nine months ended July 31, 2018. The only expense of the Trust during the three months and nine months ended July 31, 2018 was the Sponsor’s fee.

The Trust’s net loss for the three months ended July 31, 2018 was $5,656 due to the Sponsor’s fee of $7,577 exceeding interest income of $1,921. The Trust’s net loss for the nine months ended July 31, 2018 was $16,958 due to the Sponsor’s fee of $22,717 exceeding interest income of $5,759.

Cash dividends were not paid by the Trust for the three months ended July 31, 2017, the three months ended July 31, 2018, the nine months ended July 31, 2017 and the nine months ended July 31, 2018 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Except as described above with respect to fluctuations in the Chinese Renminbi/USD exchange rate and changes in the nominal annual interest rate paid by the Depository on Chinese Renminbi held by the Trust, the Trust is not subject to market risk. The Trust does not hold securities and does not invest in derivative products.

Item 4. Controls and Procedures

The Trust maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) designed to ensure that material information relating to the Trust is recorded, processed and disclosed on a timely basis. The Trust’s disclosure controls and procedures are designed by or under the supervision of the Sponsor’s principal executive officer and principal financial officer, who exercise oversight over the Trust as the Trust has no officers. The principal executive officer and principal financial officer of the Sponsor have evaluated the effectiveness of the Trust’s disclosure controls and procedures as of July 31, 2018. Based on that evaluation, the principal executive officer and principal financial officer of the Sponsor have concluded that the disclosure controls and procedures of the Trust were effective as of the end of the period covered by this report.

There were no changes in the Trust’s internal control over financial reporting that occurred during the Trust’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Trust’s internal control over financial reporting.

PART II — OTHER INFORMATION

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

The Loan Rule specifically provides that an accounting firm would not be independent if it or certain affiliates and covered persons receives a loan from a lender that is a record or beneficial owner of more than ten percent of an audit client’s equity securities (referred to as a “more than ten percent owner”). For purposes of the Loan Rule, audit clients include the Trust as well as all registered investment companies advised by the Sponsor and its affiliates, including other subsidiaries of the Sponsor’s parent company, Invesco Ltd. (collectively, the “Invesco Fund Complex”). PricewaterhouseCoopers LLP informed the Trust it and certain affiliates and covered persons have relationships with lenders who hold, as record owner, more than ten percent of the shares of certain funds within the Invesco Fund Complex, which may implicate the Loan Rule.

On June 20, 2016, the SEC Staff issued a “no-action” letter to another mutual fund complex (see Fidelity Management & Research Company et al., No-Action Letter) related to the audit independence issue described above. In that letter, the SEC confirmed that it would not recommend enforcement action against a fund that relied on audit services performed by an audit firm that was not in compliance with the Loan Rule in certain specified circumstances. On May 2, 2018, the SEC proposed amendments to the Loan Rule that, if adopted as proposed, would address many of the issues that led to issuance of the no-action letter. In connection with prior independence determinations, PricewaterhouseCoopers LLP communicated, as contemplated by the no-action letter, that it believes that it remains objective and impartial and that a reasonable investor possessing all the facts would conclude that PricewaterhouseCoopers LLP is able to exhibit the requisite objectivity and impartiality to report on the Trust’s financial statements as the independent registered public accounting firm. PricewaterhouseCoopers LLP also represented that it has complied with PCAOB Rule 3526(b)(1) and (2), which are conditions to the Trust relying on the no action letter, and affirmed that it is an independent accountant within the meaning of PCAOB Rule 3520. Therefore, the Sponsor, the Trust and PricewaterhouseCoopers LLP concluded that PricewaterhouseCoopers LLP could continue as the Trust’s independent registered public accounting firm. The Invesco Fund Complex relied upon the no-action letter in reaching this conclusion.

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

INVESCO CURRENCYSHARES®
CHINESE RENMINBI TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares® Chinese Renminbi Trust

Date: September 7, 2018

By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer (principal executive officer)

By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools