Form 10-KT
period 2018-12-31
Invesco CurrencyShares Chinese Renminbi Trust
filed 2019-03-11
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2018 to December 31, 2018

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

State the market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2018: $7,393,000.

Number of Redeemable Capital Shares outstanding as of January 31, 2019: 50,000.

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

EXPLANATORY NOTE REGARDING THIS TRANSITION REPORT

On January 9, 2019, the Sponsor (as defined below) changed the Trust’s (as defined below) fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. As a result, this report on Form 10-K is a transition report and includes financial information for the transition period from November 1, 2018 through December 31, 2018 (the “Transition Period”). Subsequent to this report, the Trust’s reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be the Trust’s fiscal year. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2018 ended on October 31 and beginning after December 31, 2018 ends on December 31 of each year.

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

The Trust’s only ordinary recurring expense is the Sponsor’s fee. The Sponsor is responsible for payment of the following administrative and marketing expenses of the Trust: the Trustee’s monthly fee, typical maintenance and transaction fees of the Depository, NYSE Arca listing fees, printing and mailing costs, audit fees and expenses, up to $100,000 per year in legal fees and expenses, and applicable license fees. The Sponsor also paid the costs of the Trust’s organization, including the applicable Securities and Exchange Commission (“SEC”) registration fees. The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust (including all unpaid interest but excluding unpaid fees, each as accrued through the immediately preceding day). The Trust incurred $2,366 for the two months ended December 31, 2018 in Sponsor’s fees.

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

Trust Expenses

In certain cases the Trust may pay expenses in addition to the Sponsor’s fee. These include expenses not assumed by the Sponsor, expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, and legal expenses in excess of $100,000 per year.

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

Change in Fiscal Year End

On January 9, 2019, the Board of Managers of the Sponsor amended the Depositary Trust Agreement for the Trust to change the fiscal year end from October 31 to December 31. Accordingly, the Trust is filing this transition report on Form 10-K for the two month transition period ended December 31, 2018, including audited financial statements for the two months ended December 31, 2018.

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

Disruptions in the ability to create and redeem Baskets may adversely impact the price of the Shares.

It is generally expected that the public trading price per Share will track the NAV per Share closely over time. The relationship between the public trading price per Share and the NAV per Share depends, to a considerable degree, on the ability of Authorized Participants or their clients or customers to purchase and redeem Baskets in the ordinary course. If the Trust were to issue all Shares that have been registered or if the Trust does not have an effective registration statement with the SEC with sufficient Shares available, each of which may happen from time to time, the Trust would not be able to create new Baskets until it registered additional Shares and those additional Shares became available for sale. In addition, the Trust may, in its discretion, suspend the creation of Baskets for any reason and at any time. If the process for creating or redeeming Shares is impaired for any reason, Authorized Participants and their clients or customers may not be able to purchase and redeem Baskets. The inability to purchase and redeem Baskets could result in the Shares trading at a premium or discount to the NAV of the Trust. Such a premium or discount could be significant, depending upon the nature or duration of the impairment.

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

The number of record holders of Shares of the registrant as of January 31, 2019 was approximately 31.

The Trust did not redeem Baskets from Authorized Participants in the Transition Period covered by this report.

Item 6. Selected Financial Data

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. The following summary data is based in part on the financial statements and accompanying notes, and other schedules appearing elsewhere in this transition report on Form 10-K. The information for the fiscal years ended October 31, 2018, October 31, 2017 and the transition period from November 1, 2018 through December 31, 2018 is derived in part from, and should be read together with, the audited financial statements and notes thereto of the Trust that appear in this transition report on Form 10-K. The information for the fiscal years ended October 31, 2016, October 31, 2015 and October 31, 2014 is derived in part from audited financial statements that do not appear in this transition report on Form 10-K. The accompanying selected financial data from November 1, 2017 through December 31, 2017 is unaudited. The unaudited information, in the opinion of management, includes all adjustments necessary for a fair presentation of the Trust’s financial position and results of its operations. Subsequent to this report, the Trust’s reports on Form 10-K will cover the calendar year, January 1 to December 31, which will be the fiscal year.

	Two Months ended December 31, 2018	Two Months ended December 31, 2017	Fiscal Year ended October 31, 2018	Fiscal Year ended October 31, 2017	Fiscal Year ended October 31, 2016	Fiscal Year ended October 31, 2015	Fiscal Year ended October 31, 2014
Income
Interest Income	$600	$1,259	$7,411	$7,336	$7,620	$8,021	$8,188

Total Income	600	1,259	7,411	7,336	7,620	8,021	8,188
Expenses
Sponsor’s fee	(2,366)	(4,966)	(29,117)	(28,940)	(29,976)	(31,640)	(32,297)

Total Expenses	(2,366)	(4,966)	(29,117)	(28,940)	(29,976)	(31,640)	(32,297)
Net Comprehensive Loss	$(1,766)	$(3,707)	$(21,706)	$(21,604)	$(22,356)	$(23,619)	$(24,109)

Basic and Diluted Earnings per Share	$(0.04)	$(0.04)	$(0.22)	$(0.22)	$(0.22)	$(0.24)	$(0.24)
Weighted-average Shares Outstanding	50,000	100,000	97,123	100,000	100,000	100,000	100,000
Cash Dividends per Share	$—	$—	$—	$—	$—	$—	$—
Net Increase/Decrease in Cash	$51,253	$132,256	$(3,895,323)	$142,480	$(550,810)	$(274,038)	$(76,294)

	As of December 31, 2018	As of December 31, 2017	As of October 31, 2018	As of October 31, 2017	As of October 31, 2016	As of October 31, 2015	As of October 31, 2014
Redeemable Capital Shares at Redemption value	$3,561,046	$7,536,363	$3,509,519	$7,404,141	$7,261,704	$7,812,368	$8,086,336
Total Assets	$3,562,256	$7,538,924	$3,511,135	$7,406,657	$7,264,165	$7,815,022	$8,089,084

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion and analysis was prepared to supplement information contained in the accompanying financial statements and is intended to explain certain items regarding the Trust’s financial condition as of December 31, 2018, and its results of operations for the two months ended December 31, 2018 and 2017 (unaudited) and for the years ended October 31, 2018 and 2017. It should be read in conjunction with the “Selected Financial Data” and the accompanying audited financial statements and related notes thereto contained in this transition report.

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

Movements in the Price of the Chinese Renminbi

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of December 31, 2018 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since October 31, 2013:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the periods covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses, if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the two months ended December 31, 2018.

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

Results of Operations

For the two months ended December 31, 2018 and the two months ended December 31, 2017

During the two months ended December 31, 2017, no additional Shares were created and no additional Shares were redeemed. In addition, 24,503 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of October 31, 2018, the number of Chinese Yuan owned by the Trust was 24,486,048, resulting in a redeemable capital Share value of $3,509,519. During the two months ended December 31, 2018, no additional Shares were created and no additional Shares were redeemed. In addition, 14,214 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of December 31, 2018, the number of Chinese Yuan owned by the Trust was 24,471,834, resulting in a redeemable capital Share value of $3,561,046.

An increase in the Trust’s redeemable capital Share value from $3,509,519 at October 31, 2018 to $3,561,046 at December 31, 2018 was primarily the result of an increase in the Closing Spot Rate from 0.14338 at October 31, 2018 to 0.14555 at October 31, 2018.

Interest income decreased from $1,259 for the two months ended December 31, 2017 to $600 for the two months ended December 31, 2018 attributable primarily to a decrease in the Closing Spot Rate as set forth in the Closing Spot Rate chart coupled with a decrease in the weighted-average Chinese Yuan in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the Closing Spot Rate as set forth in the Closing Spot Rate chart coupled with a decrease in the weighted-average Chinese Yuan in the Trust, the Sponsor’s fee decreased from $4,966 for the two months ended December 31, 2017 to $2,366 for the two months ended December 31, 2018. The only expense of the Trust during the two months ended December 31, 2018 was the Sponsor’s fee.

The Trust’s net comprehensive loss for the two months ended December 31, 2018 was $1,766, due to the Sponsor’s fee of $2,366 exceeding interest income of $600. The Trust’s net comprehensive loss for the two months ended December 31, 2017 was $3,707, due to the Sponsor’s fee of $4,966 exceeding interest income of $1,259.

Cash dividends were not paid by the Trust in the two months ended December 31, 2018 and the two months ended December 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

For the fiscal years ended October 31, 2018 and October 31, 2017

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

Cash dividends were not paid by the Trust in the years ended October 31, 2018 and October 31, 2017 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the Sponsor, including Daniel Draper, its Principal Executive Officer, and Kelli Gallegos, its Principal Financial and Accounting Officer, Investment Pools, the Trust carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2018, the end of the period covered by this transition report, and, based upon that evaluation, Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor concluded that the Trust’s disclosure controls and procedures were effective to provide reasonable assurance that information the Trust is required to disclose in the reports that it files or submits with the SEC under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and to provide reasonable assurance that information required to be disclosed by the Trust in the reports that it files or submits under the Exchange Act is accumulated and communicated to management of the Sponsor, including its Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Trust’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Management of the Sponsor is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act, for the Trust. Daniel Draper, the Principal Executive Officer of the Sponsor, and Kelli Gallegos, the Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. Their report in connection with their assessment may be found in the “Report of Management on Internal Control Over Financial Reporting” on page F-2 of this Transition Report on Form 10-K.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2018, as stated in their report on page F-3 of this Form 10-K.

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

For the two months ended December 31, 2018, the Trust has incurred Sponsor’s Fees of $2,366 of which $1,156 had been paid at December 31, 2018. Sponsor’s Fees of $1,210 were unpaid at December 31, 2018 and are reported as a liability on the Statement of Financial Condition.

For the two months ended December 31, 2017, the Trust has incurred Sponsor’s Fees of $4,966 of which $2,405 has been paid at December 31, 2017. Sponsor’s Fees of $2,561 were unpaid at December 31, 2017 and are reported as a liability on the Statement of Financial Condition.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Trust has no officers or directors. The following table sets forth certain information regarding beneficial ownership of our Shares as of January 31, 2019, as known by management. No person is known by us to own beneficially more than 5% of outstanding Shares.

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

Audit and Non-Audit Fees

The following table sets forth the fees for professional services rendered by PwC, the Trust’s independent registered public accounting firm for the two months ended December 31, 2018 and for the year ended October 31, 2018.

	Two Months Ended December 31, 2018	Fiscal Year Ended October 31, 2018
Audit Fees	$35,000	$35,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$35,000	$35,000

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

See financial statements commencing on page F-1 hereof.

(a)(2) Financial Statement Schedules

No financial statement schedules are filed herewith because (i) such schedules are not required or (ii) the information required has been presented in the aforementioned financial statements.

(a)(3) Exhibits

The following documents (unless otherwise indicated) are filed herewith and made a part of this Transition Report:

Exhibit No.	Description

3.1	Certificate of Formation of the Sponsor dated September 14, 2005, incorporated herein by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (File No. 333-174640) filed by the Trust on June 1, 2011.

3.2	Certificate of Amendment to Certificate of Formation of the Sponsor dated March 27, 2012, incorporated herein by reference to Exhibit 3.2 to the Annual Report on Form 10-K filed by the Trust on January 14, 2013.

3.3	Certificate of Amendment to the Certificate of Formation of the Sponsor dated April 6, 2018, incorporated herein by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

3.4	Third Amended and Restated Limited Liability Company Agreement of the Sponsor, incorporated herein by reference to Exhibit 3.2 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

4.1	Depositary Trust Agreement dated as of August 16, 2011 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

4.2	Global Amendment to Depositary Trust Agreements dated as of March 6, 2012 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q filed by the Trust on March 12, 2012.

4.3	Global Amendment to Depositary Trust Agreements dated as of September 5, 2017 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed by the Trust on September 11, 2017.

4.4	Form of Participant Agreement among The Bank of New York Mellon, the Sponsor, and the Authorized Participants listed in the Schedule attached thereto pursuant to Instruction 2 to Item 601 of Regulation S-K, incorporated herein by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed by the Trust on January 11, 2019.

4.5	Global Amendment to Depositary Trust Agreements dated as of June 4, 2018 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on June 4, 2018.

4.6	Global Amendment to Depositary Trust Agreements dated as of January 9, 2019 between the Sponsor and The Bank of New York Mellon, incorporated herein by reference to Exhibit 4.1 to the Current Report on Form 8-K filed by the Trust on January 11, 2019.

10.1	Deposit Account Agreement dated as of August 16, 2011 between The Bank of New York Mellon, as Trustee, and JPMorgan Chase Bank, N.A., London Branch, as Depository, incorporated herein by reference to Exhibit 10.2 to Amendment No. 2 to the Registration Statement on Form S-1/A (File No. 333-174640) filed by the Trust on August 25, 2011.

10.2	License Agreement dated as of April 6, 2018 between The Bank of New York Mellon and the Sponsor, incorporated herein by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Trust on April 9, 2018.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of Ernst & Young LLP.

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

Invesco CurrencyShares® Chinese Renminbi Trust

Financial Statements as of December 31, 2018

Index

Page
Report of Management on Internal Control over Financial Reporting	F-2

Reports of Independent Registered Public Accounting Firms	F-3

Statements of Financial Condition at December 31, 2018, October 31, 2018 and October 31, 2017	F-5

Statements of Comprehensive Income for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-6

Statements of Changes in Shareholders’ Equity for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-7

Statements of Cash Flows for the two months ended December 31, 2018, the year ended October 31, 2018 and the year ended October 31, 2017	F-8

Notes to the Financial Statements	F-9

Report of Management on Internal Control Over Financial Reporting

Management of Invesco Specialized Products, LLC, as sponsor (the “Sponsor”) of the Invesco CurrencyShares® Chinese Renminbi Trust (the “Trust”), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We, Daniel Draper, Principal Executive Officer, and Kelli Gallegos, Principal Financial and Accounting Officer, Investment Pools, of the Sponsor, assessed the effectiveness of the Trust’s internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment and those criteria, we have concluded that the Trust maintained effective internal control over financial reporting as of December 31, 2018.

The Trust’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the Trust’s internal control over financial reporting as of December 31, 2018, as stated in their report on page F-3 of the Trust’s Transition Report on Form 10-K.

By:	/s/ DANIEL DRAPER
Name:	Daniel Draper
Title:	Principal Executive Officer

By:	/s/ KELLI GALLEGOS
Name:	Kelli Gallegos
Title:	Principal Financial and Accounting Officer, Investment Pools

March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Shareholders of Invesco CurrencyShares Chinese Renminbi Trust

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of financial condition of Invesco CurrencyShares Chinese Renminbi Trust (the “Trust”) as of December 31, 2018 and October 31, 2018, and the related statements of comprehensive income, of changes in shareholders’ equity and of cash flows for the two months ended December 31, 2018 and for the year ended October 31, 2018, including the related notes (collectively referred to as the “financial statements”). We also have audited the Trust’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Trust as of December 31, 2018 and October 31, 2018, and the results of its operations and its cash flows for the two months ended December 31, 2018 and for the year ended October 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

March 8, 2019

We have served as the Trust’s auditor since 2018.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Invesco CurrencyShares® Chinese Renminbi Trust (formerly, CurrencyShares® Chinese Renminbi Trust):

We have audited the accompanying statement of financial condition of Invesco CurrencyShares® Chinese Renminbi Trust (the “Trust”) as of October 31, 2017, and the related statements of comprehensive income, changes in shareholders’ equity and cash flows for the year ended October 31, 2017. These financial statements are the responsibility of the Trust’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Invesco CurrencyShares® Chinese Renminbi Trust at October 31, 2017 and the result of its operations and its cash flows for the year ended October 31, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Tysons, VA
January 11, 2018

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

	December 31, 2018	October 31, 2018	October 31, 2017
Assets
Current Assets:
Chinese Renminbi deposits, interest bearing	$3,561,949	$3,510,696	$7,406,019
Chinese Renminbi deposits, non-interest bearing	—	—	—
Receivable from accrued interest	307	439	638

Total Current Assets	$3,562,256	$3,511,135	$7,406,657

Liabilities, Redeemable Capital Shares and Shareholders’ Equity
Current Liabilities:
Accrued Sponsor’s fee	$1,210	$1,616	$2,516

Total Current Liabilities	1,210	1,616	2,516

Commitments and Contingent Liabilities (note 9)	—	—	—

Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 50,000, 50,000 and 100,000 issued and outstanding, respectively	3,561,046	3,509,519	7,404,141
Shareholders’ Equity:
Retained Earnings	—	—	—

Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,562,256	$3,511,135	$7,406,657

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017

Income
Interest Income	$600	$7,411	$7,336

Total Income	600	7,411	7,336

Expenses
Sponsor’s fee	(2,366)	(29,117)	(28,940)

Total Expenses	(2,366)	(29,117)	(28,940)

Net Comprehensive Loss	$(1,766)	$(21,706)	$(21,604)

Basic and Diluted Earnings per Share	$(0.04)	$(0.22)	$(0.22)
Weighted-average Shares Outstanding	50,000	97,123	100,000

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017
Retained Earnings, Beginning of Period/Year	$—	$—	$—
Net Comprehensive Loss	(1,766)	(21,706)	(21,604)
Adjustment of redeemable capital Shares to redemption value	1,766	21,706	21,604

Retained Earnings, End of Period/Year	$—	$—	$—

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

	Two Months Ended December 31, 2018	Year Ended October 31, 2018	Year Ended October 31, 2017
Cash flows from operating activities
Cash received for accrued income	$738	$7,574	$7,337
Cash paid for Sponsor’s fee	(2,794)	(29,876)	(28,934)

Net cash used in operating activities	(2,056)	(22,302)	(21,597)

Cash flows from financing activities
Cash paid to redeem redeemable Shares	—	(3,728,547)	—

Net cash used in financing activities	—	(3,728,547)	—

Adjustment to period cash flows due to currency movement	53,309	(144,474)	164,077

Increase/(Decrease) in cash	51,253	(3,895,323)	142,480
Cash at beginning of period/year	3,510,696	7,406,019	7,263,539

Cash at end of period/year	$3,561,949	$3,510,696	$7,406,019

Reconciliation of net comprehensive loss to net cash used in operating activities
Net Comprehensive Loss	$(1,766)	$(21,706)	$(21,604)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Receivable from accrued interest	(307)	(439)	(638)
Prior period receivable from accrued interest	439	638	626
Effect of exchange rate on cash	(16)	105	(36)
Accrued Sponsor’s fee	1,210	1,616	2,516
Prior period accrued Sponsor’s fee	(1,616)	(2,516)	(2,461)

Net cash used in operating activities	$(2,056)	$(22,302)	$(21,597)

See Notes to Financial Statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Notes to Financial Statements

1.	Background

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

On January 9, 2019, the Sponsor changed the Trust’s fiscal year from the period beginning on November 1 and ending on October 31 to the period beginning on January 1 and ending on December 31. Unless otherwise noted, all references to “years” in this report refer to the twelve-month fiscal year, which prior to November 1, 2018 ended on October 31 and beginning after December 31, 2018 ends on December 31 of each year.

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

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The Chinese Yuan is the unit of account for the Chinese Renminbi. The interest rate in effect as of December 31, 2018 was an annual nominal rate of 0.10%. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the two months ended December 31, 2018, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 14,214, resulting in an ending Chinese Yuan principal balance of 24,471,834. This equates to 3,561,949 USD. For the year ended October 31, 2018, there were no Chinese Yuan principal deposits, Chinese Yuan principal redemptions of 24,481,642 and Chinese Yuan withdrawals (to pay expenses) of 146,437, resulting in an ending Chinese Yuan principal balance of 24,486,048. This equates to 3,510,696 USD. For the year ended October 31, 2017, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 146,828, resulting in an ending Chinese Yuan principal balance of 49,114,127. This equates to 7,406,019 USD.

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

Activity in redeemable capital Shares is as follows:

	Two Months Ended December 31, 2018		Year Ended October 31, 2018		Year Ended October 31, 2017
	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount	Shares	U.S. Dollar Amount
Opening Balance	50,000	$3,509,519	100,000	$7,404,141	100,000	$7,261,704
Shares issued	—	—	—	—	—	—
Shares redeemed	—	—	(50,000)	(3,728,547)	—	—
Adjustment to period Shares due to currency movement	—	51,527	—	(166,075)	—	142,437

Ending Balance	50,000	$3,561,046	50,000	$3,509,519	100,000	$7,404,141

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

6.	Selected Quarterly Information (Unaudited)

Fiscal Periods Ended December 31, 2018 and October 31, 2018:

	Two months ended December 31, 2018	Three months ended October 31, 2018	Three months ended July 31, 2018	Three months ended April 30, 2018	Three months ended January 31, 2018
Income
Interest Income	$600	$1,652	$1,921	$1,922	$1,916

Total Income	600	1,652	1,921	1,922	1,916
Expenses
Sponsor’s fee	(2,366)	(6,400)	(7,577)	(7,582)	(7,558)

Total Expenses	(2,366)	(6,400)	(7,577)	(7,582)	(7,558)

Net Comprehensive Loss	$(1,766)	$(4,748)	$(5,656)	$(5,660)	$(5,642)

Basic and Diluted Earnings per Share(1)	$(0.04)	$(0.05)	$(0.06)	$(0.06)	$(0.06)
Weighted-average Shares Outstanding	50,000	88,587	100,000	100,000	100,000
Cash Dividends per Share(1)	$—	$—	$—	$—	$—

(1)

The amount shown for a Share outstanding for quarterly statements may not correlate with year to date amounts due to timing of subscriptions and redemptions in relation to income earned or distributed.

Fiscal Period Ended October 31, 2017:

	Three months ended	Three months ended	Three months ended	Three months ended
	October 31, 2017	July 31, 2017	April 30, 2017	January 31, 2017
Income
Interest Income	$1,895	$1,843	$1,770	$1,828

Total Income	1,895	1,843	1,770	1,828
Expenses
Sponsor’s fee	(7,476)	(7,272)	(6,981)	(7,211)

Total Expenses	(7,476)	(7,272)	(6,981)	(7,211)
Net Comprehensive Loss	$(5,581)	$(5,429)	$(5,211)	$(5,383)

Basic and Diluted Earnings per Share(1)	$(0.06)	$(0.05)	$(0.05)	$(0.05)
Weighted-average Shares Outstanding	100,000	100,000	100,000	100,000
Cash Dividends per Share(1)	$—	$—	$—	$—

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

In certain cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from a negative interest rate, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year.

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

The Trust’s organizational documents provide for the Trust to indemnify the Sponsor and any affiliate of the Sponsor that provides services to the Trust to the maximum extent permitted by applicable law, subject to certain exceptions for disqualifying conduct by the Sponsor or such an affiliate. The Trust’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made against the Trust that have not yet occurred. Further, the Trust has not had prior claims or losses pursuant to these contracts. Accordingly, the Sponsor expects the risk of loss to be remote.

10. Comparative Data for the two months ended December 31, 2017 (Unaudited)

Two Months Ended December 31, 2017
Income
Interest Income	$1,259

Total Income	1,259

Expenses
Sponsor’s fee	(4,966)

Total Expenses	(4,966)

Net Comprehensive Loss	$(3,707)

Basic and Diluted Earnings per Share	$(0.04)
Weighted-average Shares Outstanding	100,000

Two Months Ended December 31, 2017
Retained Earnings, Beginning of Period	$—
Net Comprehensive Loss	(3,707)
Adjustment of redeemable capital Shares to redemption value	3,707

Retained Earnings, End of Period	$—

Two Months Ended December 31, 2017
Cash flows from operating activities
Cash received for accrued income	$1,259
Cash paid for Sponsor’s fee	(4,967)

Net cash used in operating activities	(3,708)

Cash flows from financing activities
Adjustment to period cash flows due to currency movement	135,964

Increase in cash	132,256
Cash at beginning of period	7,406,019

Cash at end of period	$7,538,275

Reconciliation of net comprehensive loss to net cash used in operating activities
Net Comprehensive Loss	$(3,707)
Adjustments to reconcile net comprehensive loss to net cash used in operating activities:
Receivable from accrued interest	(649)
Prior period receivable from accrued interest	638
Effect of exchange rate on cash	(35)
Accrued Sponsor’s fee	2,561
Prior period accrued Sponsor’s fee	(2,516)

Net cash used in operating activities	$(3,708)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INVESCO CURRENCYSHARES®
CHINESE RENMINBI TRUST
By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares®
Chinese Renminbi Trust

By:	/s/ DANIEL DRAPER
Daniel Draper
Chief Executive Officer
(Principal Executive Officer)

Date:	March 8, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities* and on the dates indicated.

Signature	Capacity*	Date

/s/ DANIEL DRAPER	Manager and Chief Executive Officer	March 8, 2019
Daniel Draper	(Principal Executive Officer)

/s/ KELLI GALLEGOS	Principal Financial and Accounting Officer – Investment Pools	March 8, 2019
Kelli Gallegos	(Principal Financial Officer and Principal Accounting Officer)

/s/ DAVID C. WARREN	Manager	March 8, 2019
David C. Warren

/s/ JOHN M. ZERR	Manager	March 8, 2019
John M. Zerr

*	The registrant is a trust and the persons are signing in their capacities as officers or directors of Invesco Specialized Products, LLC, the Sponsor of the registrant.