Form 10-Q
period 2019-09-30
Invesco CurrencyShares Chinese Renminbi Trust
filed 2019-11-12
CIK 1519405

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate the number of outstanding Redeemable Capital Shares as of September 30, 2019: 50,000 Shares.

INVESCO CURRENCYSHARES® Chinese renminBi TRUST

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Financial Condition

September 30, 2019 and December 31, 2018

(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Chinese Renminbi deposits, interest bearing	$3,419,179	$3,561,949
Receivable from accrued interest	285	307
Total Assets	$3,419,464	$3,562,256
Liabilities
Accrued Sponsor’s fee	$1,124	$1,210
Total Liabilities	1,124	1,210
Commitments and Contingent Liabilities (note 8)
Redeemable Capital Shares and Shareholders’ Equity
Redeemable Capital Shares, at redemption value, no par value, 7,000,000 authorized – 50,000 issued and outstanding	3,418,340	3,561,046
Shareholders’ Equity:
Retained Earnings	—	—
Total Liabilities, Redeemable Capital Shares and Shareholders’ Equity	$3,419,464	$3,562,256

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Comprehensive Income

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income
Interest Income	$889	$1,838	$2,698	$5,712
Total Income	889	1,838	2,698	5,712
Expenses
Sponsor’s fee	(3,507)	(7,252)	(10,643)	(22,535)
Total Expenses	(3,507)	(7,252)	(10,643)	(22,535)
Net Comprehensive Income (Loss)	$(2,618)	$(5,414)	$(7,945)	$(16,823)
Basic and Diluted Earnings per Share	$(0.05)	$(0.05)	$(0.16)	$(0.17)
Weighted-average Shares Outstanding	50,000	100,000	50,000	100,000

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2019	$—	$—	50,000	$3,554,405
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(2,618)	(2,618)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	2,618	2,618		(2,618)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(133,447)
Balance at September 30, 2019	$—	$—	50,000	$3,418,340

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Three Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at June 30, 2018	$—	$—	100,000	$7,393,790
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(5,414)	(5,414)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	5,414	5,414		(5,414)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(266,217)
Balance at September 30, 2018	$—	$—	100,000	$7,122,159

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2019

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2018	$—	$—	50,000	$3,561,046
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(7,945)	(7,945)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	7,945	7,945		(7,945)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(134,761)
Balance at September 30, 2019	$—	$—	50,000	$3,418,340

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Changes in Shareholders’ Equity and Redeemable Capital Shares

For the Nine Months Ended September 30, 2018

(Unaudited)

	Retained Earnings	Total Shareholders' Equity	Shares	Redeemable Capital Shares
Balance at December 31, 2017	$—	$—	100,000	$7,536,363
Purchases of Shares	—	—	—	—
Redemption of Shares	—	—	—	—
Net Increase (Decrease) due to Share Transactions	—	—	—	—
Net Comprehensive Income (Loss)	(16,823)	(16,823)		—
Adjustment of Redeemable Capital Shares to Redemption Value related to Retained Earnings	16,823	16,823		(16,823)
Adjustment of Redeemable Capital Shares to Redemption Value	—	—		(397,381)
Balance at September 30, 2018	$—	$—	100,000	$7,122,159

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net Comprehensive Income (Loss)	$(7,945)	$(16,823)
Adjustments to reconcile net comprehensive income (loss) to net cash provided by (used in) operating activities:
Change in operating assets and liabilities:
Receivable from accrued interest	22	55
Accrued Sponsor’s fee	(86)	(219)
Net cash provided by (used in) operating activities	(8,009)	(16,987)
Effect of exchange rate on cash	(134,761)	(397,381)
Net change in cash	(142,770)	(414,368)
Cash at beginning of period	3,561,949	7,538,275
Cash at end of period	$3,419,179	$7,123,907

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$—

See accompanying Notes to Unaudited Financial Statements which are an integral part of the financial statements.

Invesco CurrencyShares® Chinese Renminbi Trust

Notes to Unaudited Financial Statements

September 30, 2019

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

This Quarterly Report (the “Report”) covers the three and nine months ended September 30, 2019 and 2018. The accompanying unaudited financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of management, all material adjustments, consisting only of normal recurring adjustments, considered necessary for a fair statement of the interim period financial statements have been made. Interim period results are not necessarily indicative of results for a full-year period. These financial statements and the notes thereto should be read in conjunction with the Trust’s financial statements included in the Form 10-K transition report as filed on March 11, 2019.

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

In certain exceptional cases the Trust will pay for some expenses in addition to the Sponsor’s fee. These exceptions include expenses not assumed by the Sponsor (i.e., expenses other than those identified in the preceding paragraph), expenses resulting from negative interest rates, taxes and governmental charges, expenses and costs of any extraordinary services performed by the Trustee or the Sponsor on behalf of the Trust or action taken by the Trustee or the Sponsor to protect the Trust or the interests of Shareholders, indemnification of the Sponsor under the Depositary Trust Agreement, audit fees and legal expenses in excess of $100,000 per year. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.
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

Note 4 – Chinese Renminbi Deposits

Chinese Renminbi principal deposits are held in a Chinese Renminbi-denominated, interest-bearing demand account. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 0.10%. The Chinese Yuan is the unit of account for the Chinese Renminbi. For the nine months ended September 30, 2019, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 54,793, resulting in an ending Chinese Yuan principal balance of 24,417,041. This equates to 3,419,179 USD. For the two months ended December 31, 2018, there were no Chinese Yuan principal deposits, no Chinese Yuan principal redemptions and Chinese Yuan withdrawals (to pay expenses) of 14,214, resulting in an ending Chinese Yuan principal balance of 24,471,834. This equates to 3,561,949 USD.

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

Liquidity

The Sponsor is not aware of any trends, demands, conditions or events that are reasonably likely to result in material changes to the Trust’s liquidity needs. The Trust’s Depository, JPMorgan Chase Bank, N.A., London Branch, maintains two deposit accounts for the Trust, a primary deposit account that may earn interest and a secondary deposit account that does not earn interest. Interest on the primary deposit account, if any, accrues daily and is paid monthly. The interest rate in effect as of September 30, 2019 was an annual nominal rate of 0.10%. The following chart provides the daily rate paid by the Depository since September 30, 2014:

In exchange for a fee, the Sponsor bears most of the expenses incurred by the Trust. As a result, the only ordinary expense of the Trust during the period covered by this report was the Sponsor’s fee. Each month the Depository deposits into the secondary deposit account accrued but unpaid interest, if any, and the Trustee withdraws Chinese Renminbi from the secondary deposit account to pay the accrued Sponsor’s fee for the previous month plus other Trust expenses (including, without limitation, expenses resulting from negative interest rates), if any. When the interest deposited, if any, exceeds the sum of the Sponsor’s fee for the prior month plus other Trust expenses, if any, the Trustee converts the excess into USD at the prevailing market rate and distributes the USD as promptly as practicable to Shareholders on a pro-rata basis (in accordance with the number of Shares that they own). The Trust did not make any distributions during the quarter ended September 30, 2019.

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

Results of Operations

The Chinese Yuan is the unit of account for the Chinese Renminbi. As of December 31, 2018, the number of Chinese Yuan owned by the Trust was 24,471,834, resulting in a redeemable capital Share value of $3,561,046. During the nine months ended September 30, 2019, no additional Shares were created and no additional Shares were redeemed. In addition, 54,793 Chinese Yuan were withdrawn to pay the portion of the Sponsor’s fee that exceeded the interest earned. As of September 30, 2019, the number of Chinese Yuan owned by the Trust was 24,417,041, resulting in a redeemable capital Share value of $3,418,340.

A decrease in the Trust’s redeemable capital Share value from $3,561,046 at December 31, 2018 to $3,418,340 at September 30, 2019 was primarily the result of a decrease in the Closing Spot Rate from 0.14555 at December 31, 2018 to 0.14003 at September 30, 2019.

Interest income decreased from $1,838 for the three months ended September 30, 2018 to $889 for the three months ended September 30, 2019, and decreased from $5,712 for the nine months ended September 30, 2018 to $2,698 for the nine months ended September 30, 2019, attributable primarily to a decrease in the weighted-average Chinese Renminbi in the Trust.

The Sponsor’s fee accrues daily at an annual nominal rate of 0.40% of the Chinese Renminbi in the Trust. Due primarily to a decrease in the weighted-average Chinese Renminbi in the Trust, the Sponsor’s fee decreased from $7,252 for the three months ended September 30, 2018 to $3,507 for the three months ended September 30, 2019 and decreased from $22,535 for the nine months ended September 30, 2018 to $10,643 for the nine months ended September 30, 2019. The only expense of the Trust during the three and nine months ended September 30, 2019 was the Sponsor’s fee.

The Trust’s net comprehensive income (loss) for the three months ended September 30, 2019 was $(2,618) due to the Sponsor’s fee of $3,507 exceeding interest income of $889. The Trust’s net comprehensive income (loss) for the nine months ended September 30, 2019 was $(7,945) due to the Sponsor’s fee of $10,643 exceeding interest income of $2,698.

Cash dividends were not paid by the Trust for the nine months ended September 30, 2018 and the nine months ended September 30, 2019 as the Trust’s interest income did not exceed the Trust’s expenses during those periods.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Trust's quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Trust's internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There are no material changes from risk factors as previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2018, filed March 11, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) There have been no unregistered sales of Shares. No Shares are authorized for issuance by the Trust under equity compensation plans.

(b) Not applicable.

(c) The following table summarizes the redemptions by Authorized Participants during the three months ended September 30, 2019:

Period of Redemption	Total Number of Shares Redeemed	Average Price Paid Per Share
July 1, 2019 to July 31, 2019	—	$—
August 1, 2019 to August 31, 2019	—	—
September 1, 2019 to September 30, 2019	—	—
Total	—	$—

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

31.1	Certification by Principal Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Principal Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page of the Fund's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INVESCO CURRENCYSHARES®
CHINESE RENMINBI TRUST

By:	Invesco Specialized Products, LLC
Sponsor of the Invesco CurrencyShares® Chinese Renminbi Trust

Date: November 8, 2019

By:	/s/ Daniel Draper
Daniel Draper
Chief Executive Officer (principal executive officer)

By:	/s/ Kelli Gallegos
Kelli Gallegos
Principal Financial and Accounting Officer – Investment Pools